Form 10-Q
period 2021-06-30
Twin Vee PowerCats, Co.
filed 2021-08-24
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-40623

TWIN VEE POWERCATS CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-1417610 (I.R.S. Employer Identification No.)

3101 S. US-1 Ft. Pierce, Florida (Address of Principal Executive Offices)	34982 (Zip Code)

(772) 429-2525

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VEEE	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ Registrant became subject to such filing requirements on July 20, 2021.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 24, 2021, there were [7,000,000] shares of Common Stock, $0.001 par value per share, outstanding.

TWIN VEE POWERCATS CO.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of these risks can be found below in Part II—Item 1A. “Risk Factors.”

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	The COVID-19 global pandemic and other natural phenomena.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	Interest rates and energy prices affect product sales

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	We rely on one manufacturer to supply our engines and do not have any long terms commitments from such manufacturer

●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations

●	Our industry is characterized by intense competition, which affects our sales and profits.

●

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO, INC.
(F/K/A TWIN VEE CATAMARANS, INC.)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2021	2020
		Note 1
ASSETS
Current Assets:
Cash	$406,642	$891,816
Accounts receivable	20,540	—
Inventories	1,539,514	936,676
Deferred offering costs	206,293	—
Due from affiliated companies	287,610	6,100
Prepaid expenses and other current assets	439,242	350
Total Current Assets	2,899,841	1,834,942

Property and equipment, net	1,644,984	1,365,029
Operating lease right of use asset	1,742,790	1,279,595
Security deposit	25,000	25,000
Total Assets	$6,312,615	$4,504,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,190,147	$799,280
Accrued liabilities	114,008	142,936
Contract liability	188,978	6,784
Warranty reserve	75,000	75,000
Note payable - related party	—	27,850
Due to affiliated companies	115,043	92,843
Operating lease right of use liability	361,045	295,374
Total Current Liabilities	2,044,221	1,440,067

Paycheck Protection Program Loan	608,224	—
Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	1,428,630	1,015,759
Total Liabilities	4,580,975	2,955,726

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	2,551,387	2,551,387
Accumulated deficit	(823,747)	(1,006,547)
Total Stockholders’ Equity	1,731,640	1,548,840

Total Liabilities and Stockholders’ Equity	$6,312,615	$4,504,566

The accompanying notes are an integral part of these unaudited condensed financial statements

TWIN VEE POWERCATS CO, INC.
(F/K/A TWIN VEE CATAMARANS, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$3,297,571	$1,720,604	$6,505,214	$4,387,461
Cost of products sold	1,981,427	1,025,156	3,701,164	2,522,779
Gross profit	1,316,144	695,448	2,804,050	1,864,682

Operating expenses:
Selling, general and administrative	278,176	173,797	577,601	457,522
Salaries and wages	1,047,244	451,350	1,975,414	1,126,599
Professional fees	53,182	39,060	112,208	79,463
Depreciation	54,475	32,065	100,998	62,886
Total operating expenses	1,433,077	696,272	2,766,221	1,726,470

(Loss) income from operations	(116,933)	(824)	37,829	138,212

Other income (expense):
Interest expense	(17,441)	(22,700)	(35,153)	(83,080)
Loss on disposal of asset	(249,499)	—	(254,600)	—
Gain from insurance recovery	434,724	—	434,724	—
Total other income (expenses)	167,784	(22,700)	144,971	(83,080)

Net income (loss)	$50,851	$(23,524)	$182,800	$55,132

Basic and dilutive income per share of common stock	$0.01	$(0.01)	$0.05	$0.01
Weighted average number of shares of common stock outstanding	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

TWIN VEE POWERCATS CO, INC.
(F/K/A TWIN VEE CATAMARANS, INC.)
CONSENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Six months ended June 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	4,000,000	$4,000	$2,289,231	$(2,177,624)	$115,607
Net income for the period	—	—	—	78,656	78,656
Balance at March 31, 2020	4,000,000	$4,000	$2,289,231	$(2,098,968)	$194,263
Net loss for the period	—	—	—	(23,524)	(23,524)
Balance at June 30, 2020	4,000,000	$4,000	$2,289,231	$(2,122,492)	$170,739

For the Three and Six months ended June 30, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	4,000,000	$4,000	$2,551,387	$(1,006,547)	$1,548,840
Net income for the period	—	—	—	131,949	131,949
Balance at March 31, 2021	4,000,000	$4,000	$2,551,387	$(874,598)	$1,680,789
Net loss for the period	—	—	—	50,851	50,851
Balance at June 30, 2021	4,000,000	$4,000	$2,551,387	$(823,747)	$1,731,640

The accompanying notes are an integral part of these unaudited condensed financial statements

TWIN VEE POWERCATS CO, INC.
(F/K/A TWIN VEE CATAMARANS, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$182,800	$55,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,998	62,886
Loss on disposal of asset	224,037	—
Change of ROU and lease liabilities	15,347	15,768
Changes in operating assets and liabilities:
Accounts receivable	(20,540)	—
Inventories	(602,838)	(99,440)
Prepaid expenses and other current assets	(438,892)	(225)
Accounts payable	390,867	(185,092)
Accrued liabilities	(28,928)	(97,349)
Contract liabilities	182,194	(66,047)
Net cash provided by (used in) operating activities	5,045	(314,367)

Cash Flows From Investing Activities
Purchase of property and equipment	(604,990)	(119,692)
Net cash used in investing activities	(604,990)	(119,692)

Cash Flows From Financing Activities
Deferred offering costs	(206,293)	—
Proceeds from Paycheck Protection Program loan	608,224	609,500
Proceeds from EIDL loan	—	499,900
Advances from related parties	24,300	117,406
Repayment to related parties	(311,460)	(549,220)
Finance lease payments	—	(91,542)
Net cash provided by financing activities	114,771	586,044

Net change in cash	(485,174)	151,985
Cash at beginning of period	891,816	215,574
Cash at end of period	$406,642	$367,559

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$97,470	$60,332

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$655,726	$1,586,738

The accompanying notes are an integral part of these unaudited condensed financial statements

TWIN VEE POWERCATS CO.

(F/K/A TWIN VEE CATAMARANS, INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

1. Organization and Summary of Significant Accounting Policies

Organization

Twin Vee PowerCats Co. (the “Company”), was incorporated as Twin Vee Catamarans, Inc., in the state of Florida, on December 1, 2009. On April 7, 2021, the Company filed a Certificate of Conversion to register and incorporate in the state of Delaware and changed the company name to Twin Vee PowerCats Co.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP “) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on July 22 , 2021.

Common Stock Split

On May 13, 2021, the Company effected a forty thousand (40,000)-for-one stock split to the shareholder of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers, to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued expenses and other current liabilities in the accompanying balance sheets.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. During the period ended June 30, 2021 and year ended December 31, 2020, the Company had customer deposits of $188,978 and $6,784, respectively, and is expected to be recognized as revenue within a one-year period.

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging up to nine months.

Shipping and Handling Costs

All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter.

Other Revenue Recognition Matters

Dealers generally have no right to return unsold boats. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer, generally not exceeding 30 months.

The Company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The Company has not adjusted net sales for the effects of a significant financing component because the period between the transfer of the promised goods and the customer’s payment is expected to be one year or less.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2021 and December 31, 2020, the Company had $156,642 and $641,816, respectively, in excess of FDIC insured limits.

Supplier Concentrations

The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Business risk insurance is in place to mitigate the business risk associated with sole suppliers for sudden disruptions such as those caused by natural disasters.

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the six months ended June 30, 2021, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the six months ended June 30, 2021 and 2020, total purchases from this vendor were $1,308,671 and $812,995, respectively.

2. Inventories

At June 30, 2021 and December 31, 2020 inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$1,188,273	$763,633
Work in process	260,824	173,043
Finished product	90,417	—
Total inventory	$1,539,514	$936,676

3. Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Machinery and equipment	$970,109	$985,862
Furniture and fixtures	1,850	1,850
Leasehold improvements	386,441	228,875
Software and website development	113,120	113,120
Computer hardware and software	51,962	49,967
Boat molds	126,000	126,000
New model development	359,108	146,232
	2,008,590	1,651,906
Less accumulated depreciation and amortization	(363,606)	(286,877)
	$1,644,984	$1,365,029

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2021 and 2020 is $100,998 and $62,886, respectively.

4. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% and 1.67% at June 30, 2021 and December 31, 2020, respectively.

Our office lease contains rent escalations over the lease term. We recognize expense for this office lease on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property and its sole member is Joseph C Visconti, the CEO and majority shareholder of the Company. The Company entered into the lease on January 1, 2020 and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $30,000 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term.

At June 30, 2021 and December 31, 2020, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2021	2020
Operating lease ROU asset	$1,742,790	$1,279,595

	June 30,	December 31,
	2021	2020
Operating lease liabilities:
Current portion	$361,045	$295,374
Non-current portion	1,428,630	1,015,759
Total lease liabilities	$1,789,675	$1,311,133

At June 30, 2021, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$180,000
2022	373,800
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,805,027
Less imputed interest	(15,352)
Total	$1,789,675

The following summarizes other supplemental information about the Company’s operating lease:

June 30, 2021
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	4.50

	Six Months Ended
	June 30,
	2021	2020
Operating lease cost	$195,348	$165,768
Total lease cost	$195,348	$165,768

5. Accrued Liabilities

At June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued wages and benefits	$93,267	$60,988
Interest	—	62,317
Other	20,741	19,631
Total accrued liabilities	$114,008	$142,936

6. Notes Payable – Paycheck Protection Program

In response to the coronavirus disease (“Covid-19”) COVID-19 pandemic, the PPP round 2 was established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and administered by the Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP round 2 could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on whether the company can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The Company will apply for forgiveness when the applications are available.

On March 19, 2021, the Company received a loan of $608,224 under the PPP round 2 provided by SunTrust/Trust Bank. The loan bears interest at 1.0%. No payments are due until the earlier of the application for forgiveness or ten months from the end of the twenty-four week covered period. The loan and interest would be paid back over a period of 5 years from the loan origination date if the loan is not forgiven under the terms of the PPP. Funds from the loan may only be used for payroll and other qualified costs, as defined.

7. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900. The loan is in response to the COVID-19 Pandemic. The loan is a 30-year loan with an interest rate of 3.75%, monthly payments of $2,437 to begin April 22, 2022, under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan has an initial deferment period wherein no payments are due for twenty-four months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

As part of the EIDL loan, the Company granted the SBA a continuing security interest in and to any and all collateral to secure payment and performance of all debts, liabilities and obligations of the Company to the SBA under the EIDL loan. The collateral includes substantially all tangible and intangible personal property of the Company.

8. Related Party Transactions

On December 31, 2018, the Company entered into a loan and promissory note with Joseph C. Visconti, the CEO and majority shareholder of the Company. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the six months ended June 30, 2021, the Company repaid $27,850. At June 30, 2021 and December 31, 2020, the outstanding amount of the note payable was $0 and $27,850, respectively.

As discussed in note 4, the Company has leased its facilities from its CEO.

During the six months ended June 30, 2021 and 2020, the Company had purchases of $90,417 and $0, respectively, from a related party. We paid $90,417 to our parent company, Twin Vee Powercats, Ins., to purchase a 36-foot used catamaran boat.

During the six months ended June 30, 2021 and 2020, the Company received cash of $24,300 and $117,406 from its affiliate companies. and paid $311,460 and $549,220 to its affiliate companies, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded management fees of $21,000 and $0, respectively, paid to its shareholder parent company.

9. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $2,280,000 and $1,790,000 as of June 30, 2021 and December 31, 2020, respectively. The Company incurred no impact from repurchase events during the six months ended June 30, 2021 and year ended December 31, 2020.

COVID-19

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closings of multiple industries. While disruption is currently expected to be temporary, there is considerable uncertainty regarding the duration of the closings. The extent to which COVID-19 impacts future results, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the action to contain it or treat its impact, among others. At this time, the Company cannot estimate with meaningful precision the potential impact of COVID-19 to its financial and operational results.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

10. Stockholder’s Equity

On April 7, 2021, the Company filed a Certificate of Incorporation with the Secretary of State of the State of Delaware (see Note 1) which authorizes the Company to issue 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001.

On May 13, 2021, the Company effected a forty-thousand (40,000)-for-one stock split to the shareholder of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

11. Major Customers

During the six months ended June 30, 2021, five customers had sales of over 10% of our total sales, combined the five customers represented 64% of total sales. During the six months end June 30, 2020, three customers had sales of over 10% of our total sales, combined the three customer represented 35% of total sales.

12. Gain from Insurance recovery

During May 2021, the Company experienced a thermal event on the electric boat prototype rendering it unusable for further testing. Additionally,  the Company experienced a building fire in one of the outer storage buildings resulting in the need for demolition. This had no impact on production as this was an extra storage building not necessary for business operations. The Company recorded a loss on disposal of asset from fire of $249,499 and gain from insurance recovery of $434,724, of which $428,865 were recorded as prepaid expenses and other current assets which the Company received subsequent to June 30, 2021.

13. Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through to August 23, 2021, the date the condensed financial statements were available to be issued, and determined the following items:

On July 23, 2021, the Company, consummated its initial public offering (the “IPO”) of 3,000,000 shares of its common stock (“Shares”) at a public offering price of $6.00 per Share, generating gross proceeds of $18,000,000. The Company has granted the underwriters a 45-day option to purchase up to 450,500 additional Shares to cover over-allotments, if any.

We currently anticipate using the net proceeds from this offering, together with our existing resources, as follows: (1) production and marketing of our larger fully equipped boats; (2) design, development, testing, manufacturing and marketing of our new line of electric boats; (3) design, development, testing, manufacturing and marketing of our fully electric propulsions system; (4) acquisition and development of waterfront property to be used as a testing center for our boats; and (5) working capital.

After the closing of the IPO, the Company granted under its 2021 Stock Incentive Plan stock options to purchase 272,000 shares of the Company’s common stock to Joseph Visconti, stock options to purchase 136,000 shares of the Company’s common stock to Preston Yarborough, stock options to purchase 68,000 shares of the Company’s common stock to Donna Barnett, stock options to purchase 5,500 shares of the Company’s common stock to Pete Melvin, stock options to purchase 5,500 shares of the Company’s common stock to Neil Ross and stock options to purchase 5,500 shares of the Company’s common stock to Steven A. Shallcross. The stock option awards to Mr. Visconti, Mr. Yarborough and Ms. Barnett vest pro rata on a monthly basis over 36 months, subject to the officer’s continuous service to the Company on each applicable vesting date. The stock option awards to Mr. Melvin, Mr. Ross and Mr. Shallcross vest pro rata on a monthly basis over 12 months, subject to the director’s continuous service to the Company on each applicable vesting date. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $5.80 per share.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 11 gas-powered models  in production including our new 34-foot offshore 340 GFX, and the 12th Twin Vee to enter production will be our new 40-foot 400 GFX. Our 400 GFX is expected to begin production late in the 4th quarter into the first quarter of 2022. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employ approximately 85 people, some of whom have been with our company for over twenty years.

Our boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We primarily sell our boats through a current network of 10 independent boat dealers in 14 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models.

The quarter ending June 30, 2021 saw increased technological and engineering efforts as we moved forward with the development of an emission-free 240 and 280 electric propulsion models which we intend to launch in the first half of 2022. In addition, the demand for our current model line continued to be strong and production increased to two and a half boats per week, up from one boat a week during the business slowdown in the first quarter of 2020 due to the COVID pandemic. We are continuing to employ higher qualified production and administrative staff to increase our efficiency and quality control across our model lineup.

Recent Developments

On July 23, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. After deducting underwriting discounts and commissions of approximately $1,260,000, and other offering expenses payable by us of approximately $1,567,150, we received approximately $16,432,850 in net proceeds from our initial public offering.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change
Net sales	$3,297,571	$1,720,604	$1,576,967	92%
Cost of products sold	$1,981,427	$1,025,156	$956,271	93%
Gross profit	$1,316,144	$695,448	$620,696	89%
Operating expenses	$1,433,077	$696,272	$736,805	106%
(Loss) income from operations	$(116,933)	$(824)	$(116,109)	14,091%
Other income (expense)	$167,784	$(22,700)	$190,484	(839%)
Net income (loss)	$50,851	$(23,524)	$74,375	(316%)
Basic and dilutive income per share of common stock	$0.01	$(0.01)	$0.02	(340%)
Weighted average number of shares of common stock outstanding	4,000,000	4,000,000

Comparison of the Six Months Ended June 30, 2021 and 2020

 The following table provides certain selected financial information for the periods presented:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change
Net sales	$6,505,214	$4,387,461	$2,117,753	48%
Cost of products sold	$3,701,164	$2,522,779	$1,178,385	47%
Gross profit	$2,804,050	$1,864,682	$939,368	50%
Operating expenses	$2,766,221	$1,726,470	$1,039,751	60%
Income from operations	$37,829	$138,212	$(100,383)	(73%)
Other expense	$(144,971)	$83,080	$(228,051)	(274%)
Net income	$182,800	$55,132	$127,668	232%
Basic and dilutive income per share of common stock	$0.05	$0.01	$0.04	290%
Weighted average number of shares of common stock outstanding	4,000,000	4,000,000

Net Sales and Cost Sales

Our sales for the three months ended June 30, 2021 and 2020 were $3,297,571 and $1,720,604 respectively. Twin Vee’s sales for the six months ended June 30, 2021 and 2020 were $6,505,214 and $4,387,461 respectively. Representing a $1,576,967, or 92%, increase for the three months ended June 30, 2021 and a $2,117,753, or 48%, increase for the six months ended June 30, 2021. We attribute the large increase in revenue to a strengthening economy during the first half of 2021 compared to the first half of 2020 when we were impacted significantly by COVID-19. During the six months ended June 30, 2021, sales to our dealers were strong, however they have been somewhat limited due to shortage of key components, primarily motors.

Gross Profit

Gross profit for the three months ended June 30,2021 and 2020 were $1,316,144 and $695,448 respectively. Twin Vee’s gross profit for the six months ended June 30, 2021 and 2020 were $2,804,050 and $1,864,682 respectively. For the three months ended June 30, 2021 gross profit increased $620,696, or 89% and $939,368, or 50%, increase for the six months ended June 30, 2021. Gross margin for the three months ended June 30,2021 was 40%, compared to 40% for the same period in fiscal 2020. Gross margin for the six months ended June 30, 2021 was 43% compared to 43% for the same period in fiscal 2020.

Expenses

Our operating expenses were $1,433,077 and $2,766,221 for the three and six months ended June 30, 2021, respectively, compared to $696,272 and $1,726,470 for the same respective periods in fiscal 2020. Operating expenses as a percentage of sales were 43% and 43% for the three and six months ended June 30, 2021, respectively, compared to 41% and 39% for the same respective periods in 2020. The increase in operating expenses is attributed to an increase in headcount in 2021 over 2020, during 2020 we were forced to reduce our headcount due to COVID-19, additionally in 2021 we have been adding to our management staff as we prepared to ramp up our production output to meet demand. Our fees for professional services doubled from 2020, as we prepared for our initial public offering.

Our other income (expense) was $167,784 and $144,971 for the three and six months ended June 30, 2021, respectively, compared to ($22,700) and ($83,080) during the same respective periods in 2020. This increase is primarily due to a gain from Insurance recoveries.

Net Income (Loss)

Net income was $50,851for the three months ended June 30, 2021, compared to net loss of ($23,524) for the same period in 2020. Net income was $182,800 for the six months ended June 30, 2021, compared to net income of $55,132 for the same period in 2020. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but our pleased by the improvement in our bottom-line year over year.

Liquidity and Capital Resources

The following table provide selected financial data about us as of June 30, 2021 and December 31,2020.

	June 30,	December 31,
	2021	2020	Change	% Change
Cash	$406,642	$891,816	$(485,174)	(54.4%)
Current assets	$2,899,841	$1,834,942	$1,064,899	58.0%
Current liabilities	$2,044,221	$1,440,067	$604,154	42.0%
Working capital	$855,620	$394,875	$460,745	116.7%

As of June 30, 2021, we had sufficient assets to meet ongoing expenses or debts that may accumulate for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q. As of June 30, 2021, we had $406,642 in cash, total current assets were $2,899,841, total assets were $6,312,615, and our total liabilities were $4,580,975, none of which include the net proceeds that we received from our initial public offering. Liabilities were comprised primarily of long-term liabilities of $2,536,754, and current liabilities of $2,044,221, which included accounts payable and accrued liabilities of $1,304,155, warranty reserve of $75,000, contract liability of $188,978, due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $361,045. As of December 31, 2020, we had $891,816 in cash, total current assets were $1,834,942, total assets were $4,504,566 and our total liabilities were $2,955,726. As of December 31, 2019, our cash balance was $215,574 and total current assets were $931,926. As of December 31, 2020, our company had total current liabilities of $1,440,067, compared with total liabilities of $1,616,797 as of December 31, 2019, which included long-term operating lease liabilities for the lease of our facility.

Our stockholders’ equity increased from $1,548,840 as of December 31, 2020 to $1,731,640 as of June 30, 2021.

Accumulated deficit was $823,747 as of June 30, 2021 compared to accumulated deficit of $1,006,547 as of December 31, 2020.

Our working capital increased by $460,745 from $394,875 as of December 31,2020, as compared to $855,620 at June 30, 2021, due primarily to the increase in our current assets of accounts receivable, inventory, deferred offering costs related to the IPO, due from affiliated companies, prepaid expenses and other current assets for a total of approximately $1,550,000 offset by the reduction in cash of approximately $485,000 and increased current liabilities including accounts payable, contract liability, due from affiliated companies and operating lease liability for a total of approximately $661,000 offset by the reduction in accrued liabilities and note payable related party of approximately $57,000.

Cash Flow

	Six Months Ended				Years Ended
	June 30,				December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Cash provided by (used in) operating activities	$5,045	$(314,367)	$319,412	(102%)	$640,253	$(152,259)	$792,512	(521%)
Cash used in investing activities	$(604,990)	$(119,692)	$(485,298)	405%	$(200,452)	$(675,740)	$475,288	(70%)
Cash provided by financing activities	$114,771	$586,044	$(471,273)	(80%)	$236,441	$1,019,824	$(783,383)	(77%)
Net Change in Cash	$(485,174)	$151,985	$(637,159)	(419%)	$676,242	$191,825	$484,417	253%

Cash Flow from Operating Activities

As of June 30, 2021, we generated positive cash flows from operating activities. For the six months ended June 30, 2021, net cash flows provided by operating activities was approximately $5,000 compared to ($314,000) used during the six-months ended June 30, 2020. Cash flows provided by operating activities for the six months ended June 30, 2021, comprised of a net income of approximately $183,000, which was increased by non-cash expenses of approximately $101,000 for depreciation, $224,000 for loss on disposal of assets, and $15,000 for change in operating leases and reduced a net change in working capital of $518,000. These working capital funds were primarily used to increase inventory levels. With the uncertainty of component availability, prolonged lead times, rising prices and increased demand of our product, we have been bringing in inventory in larger quantities and far earlier than previous year.

Cash flows used in operating activities for the six months end June 30, 2020, comprised of net income of approximately $55,000, which was increased by non-cash expenses of approximately $63,000 for depreciation and $16,000 for operating leases and reduced by a net change in working capital of $448,000. As we move into the second half of 2021, we continue to see high demand for our product, we anticipate continued strengthening of our revenue year over year. We are in the process of ramping up production. We anticipate that our cost of goods sold and operating expenses will increase accordingly, which may impact our cash flow from operating activities.

Cash Flow from Investing Activities

During the six months ended June 30, 2021, we used approximately $605,000 in investing activities for the purchase of property and equipment. This money was invested into molds for new model boats and for repairing the roof at our manufacturing facility. During the six-months ended June 30, 2020, we used approximately $120,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from advances and loans from related and third parties. For the six months ended June 30, 2021, net cash provided by financing activities was approximately $115,000, primarily consisting of proceeds from PPP loan of approximately $608,000 and $24,000 from repayments of advances from related parties, offset by repayment to related parties of $311,000, and deferred IPO costs of $206,000. For the six months ended June 30, 2020, net cash provided by financing activities was approximately $586,000, consisting of proceeds from PPP loan of $610,000, proceeds from EIDL loan of $500,000, and advances from related parties of $117,000, offset by repayment to related parties of $549,000 and finance lease payments of $92,000.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our condensed financial statements contained herein contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets, warranty reserves and bad-debt reserves.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows.

Product Warranty Costs

As required by FASB ASC Topic 460, Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

Leases

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement.

Paycheck Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 “(IAS 20)”, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and forgiveness.

Income Taxes

In accordance with U.S. GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At December 31, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Income or loss and credits from the Company are passed through to the shareholders and reported on the shareholders’ income tax returns. As such, there is no provision for income taxes. If applicable, the Company would recognize interest and penalties associated with tax matters as part of operating expenses and include accrued interest and penalties with the related tax liability in its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in Part II—Item 1A. “Risk Factors” contained elsewhere in this Quarterly report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting relating to (i) lack of segregation of duties and (ii) the level of review of our internally prepared financial statements. In addition, our auditor identified during its testing an error in inventory in the approximate amount of $227,000 for the use of the wrong unit of measure for an inventory item which resulted in a misstatement within inventory and cost of sales. Other errors were also discovered during testing of our December 31, 2019 balances that included differences between the ledger and supporting schedules relating to inventory, property and equipment, accounts payable, accrued expenses, additional paid-in capital, revenue, cost of sales, gross margin and general and administrative expenses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including the retention of a full time controller and utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

There is limited public information on our operating history.

Our limited public operating history makes evaluating our business and prospects difficult. Although we were formed in 2003, we did not provide public reports on the results of operations until our 2020 fiscal year. We only have two years of audited financial statements. Your investment decision will not be made with the same data as would be available as if we had a longer history of public reporting.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Florida where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

We have a large, fixed cost base that will affect our profitability if our sales decrease.

The fixed cost levels of operating a powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

Interest rates and energy prices affect product sales.

Our products are often financed by our dealers and retail powerboat consumers, we envision this continuing as we expand our operations and grow our network of distributors. This may not occur if interest rates meaningfully rise because higher rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of powerboat purchases for consumers. Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum- based raw materials, such as resins and foams that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our boats, as they increase the cost of ownership and operation and the pries at which we sell the boats. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational powerboating purchases.

Our business may be materially affected by the COVID-19 Outbreak.

The outbreak of the novel coronavirus (COVID-19) has and may continue to cause disruptions to our business and operational plans. These disruptions may include disruptions resulting from (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of, or price fluctuations in, supplies from third parties upon which we rely, (iv) restrictions that governments impose to address the COVID-19 outbreak, and (v) restrictions that we and our contractors and subcontractors impose to ensure the safety of employees and others. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150 horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. In addition, we have also been subject to increased prices for materials resulting generally from supply chain shortages. Continued delays in our supply chain could adversely impact our production and, in turn, our revenues. Further, it is presently not possible to predict the extent or durations of these disruptions. These disruptions may have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected. These disruptions may severely affect our ability to carry out our business plans for 2021 and 2022.

There are no assurances that our Small Business Administration Paycheck Protection Program loan will be forgivable in whole or in part.

On March 19, 2021, we received a loan in the amount of $608,224 under the Small Business Administration Paycheck Protection Program round 2 provided by SunTrust/Trust Bank. The loan bears interest at 1.0% per year and matures 5 years from the loan origination date. No payments are due until the earlier of the application for forgiveness or ten months from the end of the twenty-four week covered period. Section 1106 of the CARES Act as amended by Section 3(c) of the Flexibility Act, allows for all or a portion of the loan to be forgiven, based on certain criteria being met including that the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs, having no more than 300 employees and us providing sufficient support that we have experienced a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. Although we believe that we meet the criteria for full loan forgiveness, the determination of such forgiveness is made by the Small Business Administration, after review of a loan forgiveness application for which we are not yet eligible to complete. Without formal written approval from the Small Business Administration, we cannot provide certainty that we will obtain forgiveness of the loan in whole or in part.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

●	Seasonal consumer demand for our products;
●	Discretionary spending habits;
●	Changes in pricing in, or the availability of supply in, the powerboat market;
●	Failure to maintain a premium brand image;
●	Disruption in the operation of our manufacturing facilities;
●	Variations in the timing and volume of our sales;
●	The timing of our expenditures in anticipation of future sales;
●	Sales promotions by us and our competitors;
●	Changes in competitive and economic conditions generally;
●	Consumer preferences and competition for consumers’ leisure time;
●	Impact of unfavorable weather conditions;
●	Changes in the cost or availability of our labor; and
●	Increased fuel prices.

Due to these and other factors, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

Adverse weather conditions in any year in any particular geographic region may adversely affect sales in that region, especially during the peak boating season. Sales of our products are generally stronger just before and during spring and summer, which represent the peak boating months, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, reduced rainfall levels, or drought conditions during these periods may close area boating locations or render boating dangerous or inconvenient, thereby generally reducing consumer demand for our products. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during these periods. We may also experience more pronounced seasonal fluctuation in net sales in the future as we expand our businesses. There can be no assurance that weather conditions will not have a material effect on the sales of any of our products.

A natural disaster, the effects of climate change, or other disruptions at our manufacturing facility could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our only manufacturing facility in Stuart, Florida for the production of our products. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Our dealers must manage seasonal changes in consumer demand and inventory. If our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with the seasonal retail sales pattern experienced by our dealers. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

We depend on our network of independent dealers, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For fiscal 2020, our top five dealers accounted for 33% of our total boats sold. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues.

In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our distribution network. Access to financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If financing were not available to our dealers, our sales and our working capital levels would be adversely affected.

We may be required to repurchase inventory of certain dealers.

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. To date, we have not been obligated to repurchase any boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Although we have long term relationships with many of our suppliers, we do not have any formal agreements with any suppliers for the purchase of parts needed and our purchases are made on a purchase order basis. We have no binding commitment from our suppliers to supply any specified quantity of materials needed within any specified time period. In the event that our suppliers receive a large number of orders from other customers, there is a possibility that they will not be able to support our needs. If any of our current suppliers were to be unable to provide needed products to us, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

We rely on one manufacturer to supply our engines and do not have any long terms commitments from such manufacturer.

We currently rely on one manufacturer, Suzuki Motor of America, Inc. for the supply of our board engines. We do not have any long-term commitments from Suzuki to supply any specified number of engines and therefore cannot guarantee that there will be adequate supply of our engines. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150-horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. Although we believe we have sufficient supply of our other engines, due to supply chain shortages, we may not be able to obtain engines in the future from other manufacturers if Suzuki Motor of America, Inc. should be unable to satisfy our needs. Suzuki Motor of America, Inc., and other manufacturers may not be able to provide us with engines in a timely manner due to supply chain shortages and even if other manufacturers are able to fulfill our engine needs they may not be able to do so at the same price as we currently pay for the engines we install in our boats, which could result in lower profit margins or us increasing the price of our boats in order to maintain profit margins which could adversely impact demand for our boats.

Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Our products involve kinetic energy, produce physical motion and are to be used on the water, factors which increase the likelihood of injury or death. Our products contain Lithium-ion batteries, which have been known to catch fire or vent smoke and flame, and chemicals which are known to be, or could later be proved to be, toxic carcinogenic. Any judgment or settlement for personal injury or wrongful death claims could be more than our assets and, even if not justified, could prove expensive to contest.

We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products or components in our products are, or are alleged to be, defective, we may be required to participate in a recall of that product or component if the defect or alleged defect relates to safety. Any such recall and other claims could be costly to us and require substantial management attention.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a hull warranty for structural damage of up to ten years. In addition, we provide a three-year limited fiberglass small parts warranty on all on some small fiberglass parts and components such as consoles Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by Twin Vee Powercats, Inc.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

The nature of our business exposes us to workers’ compensation claims and other workplace liabilities.

Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace-related injuries, including slips and falls. We may in the future be subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits,and limit our ability to discharge hazardous materials into the environment. If we fail to comply with these requirements, we may be subject to civil or criminal enforcement actions that could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

While we believe that we are in material compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot assure you that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with increasingly stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

As with most boat construction businesses, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current facility, regardless of whether our facility is owned or leased or whether the environmental conditions were created by us, a prior owner or tenant, or a third-party. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

Our industry is characterized by intense competition, which affects our sales and profits.

The performance sport boat category and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

We face increasing competition for dealers and have little control over their activities.

We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers and customers, affecting our ability to attract or retain relationships with qualified and successful dealers and consumers looking to purchase boats. Although our management believes that the quality of our products in the boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our sales may be adversely impacted by increased consumer preference for other leisure activities or used boats or the supply of new boats by competitors in excess of demand.

Our boats are not necessities and in times of economic hardship, consumers may cease purchasing non-essential items. Demand for our boats may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer life style, usage pattern or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase and enjoy our boats.

During the economic downturn that commenced in 2008, there was a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have balanced production volumes for our boats to meet demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

Our sales and profitability depend, in part, on the successful introduction of new products.

Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products. Our failure to introduce new technologies and product offerings that consumers desire could adversely affect our business, financial condition, and results of operations. If we fail to introduce new features or those we introduce fail to gain market acceptance, our bottom line may suffer.

We are developing the Twin 240E, a fully electric version of our popular 24-foot center console PowerCat. The 240 E will be Twin Vee’s first fully electric I/O powertrain system that will combine an advanced battery pack, converter, high-efficiency motor, and proprietary union assembly between the transmission, electric motor design, and control software. If we experience delays in the development of the electric I/O powertrain system for the boat, fail to bring the Twin 240E to market as and when planned or if it fails to gain market acceptance, our bottom line may also suffer.

In addition, some of our direct competitors and indirect competitors may have significantly more resources to develop and patent new technologies. It is possible that our competitors will develop and patent equivalent or superior technologies and other products that compete with ours. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.

We also cannot be certain that our products or features have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs and potential damages.

Our success depends upon the continued strength of our brand, the value of our brand, and sales of our products could be diminished if we, the consumers who use our products, or the sports and activities in which our products are used are associated with negative publicity.

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Twin Vee brand will also depend heavily on the success of our marketing efforts. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Negative publicity, including that resulting from severe injuries or death occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions, recalls, or bans on the use of our products. If the popularity of the sports and activities for which we design, manufacture, and sell products were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net sales, profitability, and operating results. In addition, if we become exposed to additional claims and litigation relating to the use of our products, our reputation may be adversely affected by such claims, whether or not successful, including by generating potential negative publicity about our products, which could adversely impact our business and financial condition.

We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.

Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees, and suppliers. Any inability to achieve these objectives could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Although the proceeds of our initial public offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock in our initial public offering. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

If we fail to manage future growth effectively, we may not be able to market or sell our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We plan to expand our operations in the near future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	training new personnel;

●	forecasting production and revenue;

●	expanding our marketing efforts, including the marketing of a new powertrain that we intend to develop;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes; and

●	addressing new markets.

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians for our electric boats and powertrains. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the three months ended March 31, 2021 three dealers represented 38% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon our executive officers and we may not be able to retain them and their knowledge of our business and technical expertise would be difficult to replace.

Our future success will depend in significant part upon the continued service of our executive officers. We cannot assure you that we will be able to continue to attract or retain such persons. We do not have an insurance policy on the life of our chief executive officer, and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

Our parent company currently owns approximately 57.14% of our outstanding common stock. Our Chief Executive Officer is the Chief Executive Officer of our parent company and a member of its board of directors in addition to owning 56.14% of the outstanding common stock of our parent company. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future enter into acquisitions, such as our current search for a waterfront property, and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings, viruses or other destructive or disruptive software or activities may disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Network and information systems and other technologies are important to our business activities and operations. Network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. The occurrence of any of such network or information systems-related events or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property Risks

A significant portion of our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our products, product candidates and brands.

We have not protected our intellectual property rights through patents or formal copyright registration, and we do not currently have any patent applications pending other than our new patent application that we filed for our propulsion system being developed. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets, know-how and technology, which are not protected by patents, to protect the intellectual property behind our electric powertrain and for the construction of our boats. We have recently begun to use confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. We intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

The status of the protection of our intellectual property is unsettled as we do not have any issued patents, registered trademarks or registered copyrights for most of our intellectual property and other than one patent application, we have not applied for the same. Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our powerboats and electric powertrains or use third-party components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from third parties that allege our products or components thereof are covered by their patents or trademarks or other intellectual property rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease making, using, selling or offering to sell processes, goods or services that incorporate or use the third-party intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign our boats or other goods or services to avoid infringing the third-party intellectual property;

●	establish and maintain alternative branding for our products and services; or

●	find-third providers of any part or service that is the subject of the intellectual property claim.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Risks Related to Our Industry

Demand in the powerboat industry is highly volatile.

Volatility of demand in the powerboat industry, especially for recreational powerboats and electric powerboats, may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for recreational powerboat and electric powerboat sales depends to a large extent on general, economic and social conditions in a given market. Historically, sales of recreational powerboats decrease during economic downturns. We have fewer financial resources than more established powerboat manufacturers to withstand adverse changes in the market and disruptions in demand.

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium boat brands has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the U.S. or in the specific markets where we sell our products. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher gas prices, higher interest rates, and increases in federal and state taxation may each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for boats, and may continue to do so. There continue to be fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence, including a significant recent market reaction to the novel coronavirus (COVID-19), resulting in a significant reduction in many major market indices. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in:

●	customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services; and

●	third-party suppliers being unable to produce parts and components for our products in the same quantity or on the same timeline or being unable to deliver such parts and components as quickly as before or subject to price fluctuations, which could have a material adverse effect on our production or the cost of such production.

Risks Relating to Ownership of our Common Stock

Terms of subsequent financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise more equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Common shares which we sell could be sold into any market which develops, which could adversely affect the market price.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our initial public offering, we will become subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting, and other expenses that we did not previously incur.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of segregation of duties and (ii) the level of review of our internally prepared financial statements. In addition, our auditor identified during its testing an error in inventory in the approximate amount of $227,000 for the use of the wrong unit of measure for an inventory item which resulted in a misstatement within inventory and cost of sales. Other errors were also discovered during testing of our December 31, 2019 balances that included differences between the ledger and supporting schedules relating to inventory, property and equipment, accounts payable, accrued expenses, additional paid-in capital, revenue, cost of sales, gross margin and general and administrative expenses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. Accordingly, our internal controls over financial reporting were not and have not been designed or operating effectively.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our common stock.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to the completion of our initial public offering, we have not had to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. We anticipate being required to meet these standards in the course of preparing our financial statements as of and for the year ending December 31, 2022, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing, documenting, and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement, the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock) or a public float (based on our common stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

It is possible that after our initial public offering an active trading market will not develop or continue or, if developed, that any market will be sustained, which could make it difficult for you to sell your shares of our common stock at an attractive price or at all. The initial public offering price of our common stock was determined by negotiations between us and the representative of the underwriters based upon a number of factors and may not be indicative of prices that will prevail in the open market following the consummation of our initial public offering. Consequently, you may not be able to sell our shares of common stock at prices equal to or greater than the price you paid in our initial public offering.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this prospectus, as well as the following:

●	Our operating and financial performance and prospects;
●	Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	Conditions that impact demand for our products;
●	Future announcements concerning our business or our competitors’ businesses;
●	The public’s reaction to our press releases, other public announcements, and filings with the SEC;
●	The size of our public float;
●	Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	Strategic actions by us or our competitors, such as acquisitions or restructurings;
●	Changes in laws or regulations that adversely affect our industry or us;
●	Changes in accounting standards, policies, guidance, interpretations, or principles;
●	Changes in senior management or key personnel;
●	Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
●	Changes in our dividend policy;
●	Adverse resolution of new or pending litigation against us; and
●	Changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the initial public offering price or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at significantly inflated rates that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

We do not intend to pay dividends on our common stock for the foreseeable future.

We presently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

FINRA sales practice requirements may limit your ability to buy and sell our common shares, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares and, thereby, depress their market prices.

Volatility in our common shares price may subject us to securities litigation.

The market for our common shares may have, when compared to seasoned issuers, significant price volatility, and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering, and you do not have the opportunity to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply those funds effectively could harm our business.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	our board of directors is divided into three classes, one class of which is elected each year by our stockholders with the directors in each class to serve for a three-year term;

●	the authorized number of directors can be changed only by resolution of our board of directors;

●	directors may be removed only by the affirmative vote of the holders of at least sixty percent (60%) of our voting stock, whether for cause or without cause;

●	our bylaws may be amended or repealed by our board of directors or by the affirmative vote of sixty-six and two-thirds percent (66 2/3%) of our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

●	our board of directors will be authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees

Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds.

On July 22, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. After deducting underwriting discounts and commissions of approximately $1,260,000, and other offering expenses payable by us of approximately $1,567,150, we received approximately $16,432,850 in net proceeds from our initial public offering. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the representative of the several underwriters for the offering. We also granted a 45-day option to the representative of the underwriters to purchase up to 450,000 additional shares of common stock solely to cover over-allotments, if any. As of the date of this Quarterly Report on Form 10-Q, no portion of the over-allotment option had been exercised by the representative.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated July 20, 2021, which was filed with the SEC on July 22, 2021 pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $1,500,000 for production and marketing of our larger fully equipped boats. Due to their size, the larger boats will require us to acquire specialized equipment such as overhead cranes and industrial grade gantry systems to lift and move the boats, engines and load the boats on extra-large custom designed boat trailers; (ii) approximately $2,500,000 for the design, development, testing, manufacturing and marketing of our new line of electric boats; (iii) approximately $6,000,000 for the design, development, testing, manufacturing and marketing of our fully electric propulsion system; (iv) approximately $3,500,000 for acquisition of waterfront property and development of the Electra Power Sports- EV Innovation & Testing Center, in Fort Pierce, Florida to build, design and manufacture our electric propulsion systems and (v) the balance for working capital.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in our operating cash account.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: August 24, 2021	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2021	By:	/s/ Donna Barnett
Donna Barnett
Chief Financial Officer
(Principal Financial and Accounting Officer)

