Form 10-Q
period 2021-09-30
Twin Vee PowerCats, Co.
filed 2021-11-15
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-40623

TWIN VEE POWERCATS CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-1417610 (I.R.S. Employer Identification No.)

3101 S US-1 Ft. Pierce, Florida (Address of Principal Executive Offices)	34982 (Zip Code)

(772) 429-2525

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VEEE	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

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

As of November 15, 2021, there were [7,000,000] shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
		(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$8,978,908	$891,816
Accounts receivable	212,908	—
Marketable securities	2,998,181	—
Inventories	2,451,794	936,676
Due from affiliated companies	306,897	6,100
Prepaid expenses and other current assets	685,163	350
Total Current Assets	15,633,851	1,834,942

Marketable securities – non current	3,092,704	—
Property and equipment, net	2,230,729	1,365,029
Operating lease right of use asset	1,646,700	1,279,595
Security deposit	25,000	25,000
Total Assets	$22,628,984	$4,504,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,687,745	$799,280
Accrued liabilities	492,205	142,936
Contract liability	162,637	6,784
Warranty reserve	75,000	75,000
Note payable - related party	—	27,850
Due to affiliated companies	115,043	92,843
Operating lease right of use liability	364,822	295,374
Total Current Liabilities	2,897,452	1,440,067

Paycheck Protection Program Loan	608,224	—
Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	1,336,437	1,015,759
Total Liabilities	5,342,013	2,955,726

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 7,000,000 and 4,000,000 shares issued and outstanding, respectively	7,000	4,000
Additional paid-in capital	18,486,995	2,551,387
Accumulated deficit	(1,207,024)	(1,006,547)
Total Stockholders’ Equity	17,286,971	1,548,840

Total Liabilities and Stockholders’ Equity	$22,628,984	$4,504,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$4,118,246	$2,498,218	$10,623,460	$6,885,679
Cost of products sold	2,508,170	1,798,288	6,209,334	4,321,067
Gross profit	1,610,076	699,930	4,414,126	2,564,612

Operating expenses:
Selling, general and administrative	512,982	251,371	1,090,583	708,893
Salaries and wages	1,222,062	637,993	3,197,476	1,764,592
Research and design	61,091	—	61,091	—
Professional fees	105,384	25,056	217,592	104,519
Depreciation	31,091	33,068	132,089	95,954
Total operating expenses	1,932,610	947,488	4,698,831	2,673,958

Loss from operations	(322,534)	(247,558)	(284,705)	(109,346)

Other income (expense):
Other income	148	79,658	148	79,658
Interest expense	(50,315)	(32,624)	(85,468)	(115,704)
Loss on disposal of assets	—	—	(254,600)	—
Gain from insurance recovery	—	—	434,724	—
Net change in fair value of marketable securities	(10,576)	—	(10,576)	—
Total other income (expenses)	(60,743)	47,034	84,228	(36,046)

Net loss	$(383,277)	$(200,524)	$(200,477)	$(145,392)

Basic and dilutive loss per share of common stock	$(0.06)	$(0.05)	$(0.04)	$(0.04)
Weighted average number of shares of common stock outstanding	6,282,700	4,000,000	4,769,200	4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine months ended September 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	4,000,000	$4,000	$2,289,231	$(2,177,624)	$115,607
Net income for the period	—	—	—	78,656	78,656
Balance at March 31, 2020	4,000,000	$4,000	$2,289,231	$(2,098,968)	$194,263
Net loss for the period	—	—	—	(23,524)	(23,524)
Balance at June 30, 2020	4,000,000	$4,000	$2,289,231	$(2,122,492)	$170,739
Net loss for the period	—	—	—	(200,524)	(200,524)
Balance, September 30, 2020	4,000,000	$4,000	$2,289,231	$(2,323,016)	$(29,785)

For the Three and Nine months ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	4,000,000	$4,000	$2,551,387	$(1,006,547)	$1,548,840
Net income for the period	—	—	—	131,949	131,949
Balance at March 31, 2021	4,000,000	$4,000	$2,551,387	$(874,598)	$1,680,789
Net income for the period	—	—	—	50,851	50,851
Balance at June 30, 2021	4,000,000	$4,000	$2,551,387	$(823,747)	$1,731,640
Common stock issued for cash	3,000,000	3,000	15,849,037	—	15,852,037
Stock-based compensation	—	—	86,571	—	86,571
Net loss for the period	—	—	—	(383,277)	(383,277)
Balance, September 30, 2021	7,000,000	$7,000	$18,486,995	$(1,207,024)	$17,286,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(200,477)	$(145,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	86,571	—
Depreciation and amortization	132,089	95,954
Loss on disposal of asset	224,037	—
Change of ROU and lease liabilities	23,021	23,653
Net change in fair value of marketable securities	10,576	—
Changes in operating assets and liabilities:
Accounts receivable	(212,908)	—
Inventories	(1,515,118)	(259,465)
Prepaid expenses and other current assets	(684,813)	(1,104)
Accounts payable	888,465	2,973
Accrued liabilities	349,269	(85,301)
Contract liabilities	155,853	78,153
Net cash used in operating activities	(743,435)	(290,529)

Cash Flows From Investing Activities
Net purchases of investment in trading marketable securities	(6,101,461)	—
Purchase of property and equipment	(1,221,826)	(177,045)
Net cash used in investing activities	(7,323,287)	(177,045)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	15,852,037	—
Proceeds from Paycheck Protection Program loan	608,224	609,500
Proceeds from EIDL loan	—	499,900
Advances from related parties	33,129	117,406
Repayment to related parties	(339,576)	(647,744)
Finance lease payments	—	(60,600)
Net cash provided by financing activities	16,153,814	518,462

Net change in cash and cash equivalents	8,087,092	50,888
Cash at beginning of period	891,816	215,574
Cash and cash equivalents at end of period	$8,978,908	$266,462

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$118,906	$77,904

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$655,726	$1,586,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

(F/K/A TWIN VEE CATAMARANS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

1. Organization and Summary of Significant Accounting Policies

Organization

Twin Vee PowerCats Co. (“Twin Vee”) was incorporated as Twin Vee Catamarans, Inc., in the state of Florida, on December 1, 2009. On April 7, 2021, the Company filed a Certificate of Conversion to register and incorporate in the state of Delaware and changed the company name to Twin Vee PowerCats Co. The Certificate of Incorporation for Twin Vee PowerCats Co. was also filed on April 7, 2021.

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly-owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. While Fix My Boat was established, there was no activity through September 30, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, Twin Vee PowerCats Co. and the wholly owned subsidiary, Fix My Boat, Inc.

The Company operates two separate entities. Each of these entities is consolidated. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP ”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on July 22, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $8,978,908 and $891,816, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2021 and December 31, 2020, the Company had $8,728,908 and $641,816, respectively, in excess of FDIC insured limits.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued expenses and other current liabilities in the accompanying balance sheets.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. During the period ended September 30, 2021 and year ended December 31, 2020, the Company had customer deposits of $162,637 and $6,784, respectively, and is expected to be recognized as revenue within a one-year period.

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

Research and Development

The Company expenses research and development costs relating to new product development as they are incurred. For the nine months ended September 30, 2021 and 2020, research and development costs amounted to $61,091 and $0, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the nine months ended September 30, 2021, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the nine months ended September 30, 2021, and 2020, total purchases from this vendor were $2,805,739 and $1,475,873, respectively.

2. Marketable securities

Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net loss.

The following tables show the Company’s fair value marketable securities by investment category as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
		2021	2020
Corporate debt securities	Level 2	$5,570,483	$—
Certificates of deposit	Level 2	520,402	—
		$6,090,885	$—

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the assets or liability such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data.

We classify our marketable securities as trading securities as of September 30, 2021.

3. Inventories

At September 30, 2021 and December 31, 2020 inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Raw Materials	$2,072,464	$763,633
Work in Process	288,913	173,043
Finished Product	90,417	—
Total Inventory	$2,451,794	$936,676

4. Property and Equipment

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Machinery and equipment	$1,114,290	$985,862
Furniture and fixtures	1,850	1,850
Leasehold improvements	553,072	228,875
Software and website development	113,120	113,120
Computer hardware and software	67,118	49,967
Boat molds	612,279	126,000
Electric prototypes and tooling	163,696	146,232
	2,625,425	1,651,906
Less accumulated depreciation and amortization	(394,696)	(286,877)
	$2,230,729	$1,365,029

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2021 and 2020 is $132,089 and $95,954, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% and 1.67% at September 30, 2021 and December 31, 2020, respectively.

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

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, the CEO and majority shareholder of the Company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five  years. The current base rent payment is $30,000 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term.

At September 30, 2021 and December 31, 2020, supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2021	2020
Operating lease ROU asset	$1,646,700	$1,279,595

	September 30,	December 31,
	2021	2020
Operating lease liabilities:
Current portion	$364,822	$295,374
Non-current portion	1,336,437	1,015,759
Total lease liabilities	$1,701,259	$1,311,133

At September 30, 2021, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$90,000
2022	373,800
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,715,027
Less imputed interest	(13,768)
Total	$1,701,259

The following summarizes other supplemental information about the Company’s operating lease:

September 30, 2021
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	4.25

	Nine Months Ended
	September 30,
	2021	2020
Operating lease cost	$293,022	$248,652
Total lease cost	$293,022	$248,652

6. Accrued Liabilities

At September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued wages and benefits	$254,300	$60,988
Accrued bonus	68,500	0
Accrued operating expenses	63,131	0
Interest	28,879	62,317
Other	77,395	19,631
Total accrued liabilities	$492,205	$142,936

7. Notes Payable – Paycheck Protection Program

In response to the coronavirus disease (“Covid-19”) COVID-19 pandemic, the PPP round 2 was established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and administered by the Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP round 2 could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on whether the company can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The Company has applied for forgiveness.

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

8. Notes Payable – SBA EIDL Loan

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

A summary of the minimum maturities of term debt follows for the years ending December 31, 2021.

Year
2021	$—
2022	1,846
2023	9,459
2024	9,820
2025	10,195
2026 and thereafter	501,566

9. Related Party Transactions

On December 31, 2018, the Company entered into a loan and promissory note with Joseph C. Visconti, the CEO and majority shareholder of the Company. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the nine months ended September 30, 2021, the Company repaid $27,850. At September 30, 2021 and December 31, 2020, the outstanding amount of the note payable was $0 and $27,850, respectively.

As discussed in note 5, the Company has leased its facilities from a company owned by its CEO.

During the nine months ended September 30, 2021, and 2020, the Company had purchases of $90,417 and $0, respectively, from a related party. The Company paid $90,417 to our parent company, Twin Vee PowerCats, Inc., to purchase a 36-foot used catamaran boat.

During the nine months ended September 30, 2021, and 2020, the Company received cash of $33,128 and $117,406 from its affiliate companies and paid $339,576 and $647,744 to its affiliate companies, respectively.

During nine months ended September 30, 2021, and 2020, the Company recorded management fees of $31,500 and $0, respectively, paid to its shareholder parent company.

After taking into account the activity described the balance due to affiliated companies was $115,043 at September 30,2021.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $2,844,000 and $1,790,000 as of September 30, 2021, and December 31, 2020, respectively. The Company incurred no impact from repurchase events during the nine months ended September 30, 2021 and year ended December 31, 2020.

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

11. Stockholder’s Equity

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

On July 23, 2021, the Company, consummated its initial public offering (the “IPO”) of 3,000,000 shares of its common stock (“Shares”) at a public offering price of $6.00 per Share, generating gross proceeds of $18,000,000, which netted to the Company $15,849,037 after offering expenses. The Company had granted the underwriters a 45-day option to purchase up to 450,500 additional Shares to cover over-allotment., which option expired unexercised.

Common Stock Warrants

As of September 30, 2021, the Company has outstanding warrants to purchase 3,000,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters in connection with the IPO. There was no warrant activity during the quarter ended September 30, 2021 other than the warrant issuance.

Equity Compensation Plans

The Company maintains an equity compensation plan under which it may award employees, directors and consultants incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. As of September 30, 2021, there were $407,500 shares remaining available for grant under these plans.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the three and nine months ended September 30, 2021, the Company recorded $86,571 and $86,571 of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2020, the Company did not issue any stock-based compensation expense.

Stock Options. Under the Company’s 2021 Stock Incentive Plan the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest pro rata on a monthly basis over 36 months. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years. During the nine months ended September 30, 2021 and 2020, the Company issued options that expire ten years from the date of grant. In July 2021, the Company granted under its 2021 Stock Incentive Plan stock options to purchase 272,000 shares of the Company’s common stock to Joseph Visconti, stock options to purchase 136,000 shares of the Company’s common stock to Preston Yarborough, stock options to purchase 68,000 shares of the Company’s common stock to Donna Barnett, stock options to purchase 5,500 shares of the Company’s common stock to Pete Melvin, stock options to purchase 5,500 shares of the Company’s common stock to Neil Ross and stock options to purchase 5,500 shares of the Company’s common stock to Steven A. Shallcross. The stock option awards to Mr. Visconti, Mr. Yarborough and Ms. Barnett vest pro rata on a monthly basis over 36 months, subject to the officer’s continuous service to the Company on each applicable vesting date. The stock option awards to Mr. Melvin, Mr. Ross and Mr. Shallcross vest pro rata on a monthly basis over 12 months, subject to the director’s continuous service to the Company on each applicable vesting date. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $5.80 per share.

In August 2021, the Company granted under its 2021 Stock Incentive Plan stock options to purchase 100,000 shares of the Company’s common stock to its employees. The stock option awards to the employees vest on the one (1) year anniversary of the grant date. The options are exercisable for a period of ten (10) years from the date of grant and have an exercise price of $4.10 per share.

During the nine months ended September 30, 2021, $86,571 was expensed, and as of September 30, 2021, $1,303,142 remains unamortized and is expected to vest over 34 months. The intrinsic value of the 592,500 options outstanding as of September 30, 2021 is $0.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date pf grant. The Company utilized the following assumptions for option grants during the three and nine months ended September 30, 2021:

Nine Months Ended
September 30,
2021
Expected term	4.94 - 5 years
Expected average volatility	49%
Expected dividend yield	—
Risk-free interest rate	0.72 – 0.78%

The expected volatility of the option is determined using historical volatilities based on historical stock price of comparable boat manufacturing companies. The Company estimated the expected life of the options granted based upon historical weighted average of comparable boat manufacturing companies. The risk-free interest rate is determined using the U.S. Department of the Treasury yield curve rates with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2020	—	$—	—	$—
Granted	592,500	5.51	10.00	1,389,713
Exercised	—	—	—	—
Forfeited/canceled	—	—	—	—
Outstanding, September 30, 2021	592,500	$5.51	9.73	$—

Exercisable options, September 30, 2021	29,194	$5.80	9.69

13 Major Customers

During the nine months ended September 30, 2021, five customers had sales of over 10% of our total sales, combined the five customers represented 67% of total sales. During the nine months end September 30, 2020, three customers had sales of over 10% of our total sales, combined the three customers represented 33% of total sales.

14. Gain from Insurance recovery

During May 2021, the Company experienced a thermal event on the electric boat prototype rendering it unusable for further testing. Additionally, the Company experienced a building fire in one of the outer storage buildings resulting in the need for demolition. This had no impact on production as this was an extra storage building not necessary for business operations. The Company recorded a loss on disposal of asset from fire of $249,499 and gain from insurance recovery of $434,724, during the nine months ended September 30, 2021.

15. Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through to November 14, 2021, the date the condensed consolidated financial statements were available to be issued, and determined the following items:

On October 1, 2021, Carrie Gunnerson was appointed Chief Financial Officer of Twin Vee PowerCats Co. In connection with the Board of Directors appointment of Mrs. Gunnerson as Chief Financial Officer, the Company and Mrs. Gunnerson entered into a five-year employment agreement (the Employment Agreement). The Employment Agreement provides for an initial annual base salary of $175,000 and a potential performance bonus of up to 30% of the base salary as well as severance and other standard employment benefits. As an inducement for Mrs. Gunnerson to join the Company and as additional compensation, the Board of Directors awarded her options to purchase 136,000 share of the Company’s common stock an exercise price of $3.87 per share (the Option Agreement). These options vest over a five-year period.

On October 13, 2021, the Company signed a land purchase agreement give it the right to acquire a 14.5-acre parcel near the waterfront in Fort Pierce, Florida. The terms of the agreement grant the Company a 60-day due diligence period that ends on December 6. The Company is then provided with 150 days to accomplish necessary site and zoning approvals before closing on the site.

On October 15, 2021, Electra Power Sprots, Inc., a wholly owned subsidiary of Twin Vee PowerCats Co., was incorporated in the state of Delaware. On October 29, 2021, the Company filed a Certificate of Amendment and changed the company name to Forza X1, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 10 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employ approximately 115 people, some of whom have been with our company for over twenty years.

Our boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality, and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We primarily sell our boats through a current network of 13 independent boat dealers in 15 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models.

During the quarter ending September 30, 2021 we shifted our focus from our IPO efforts to expanding our production. As we moved toward our goal of more than doubling production from one boat a week during the business slowdown in the first half of 2020 due to the COVID pandemic, to four boats per week, our operating expenses increased. More specifically, our headcount increased as we hired additional production employees and midlevel managers resulting in higher salaries and wages. We are continuing to employ higher qualified production and administrative staff to increase our efficiency and quality control. We have spent additional time and resources training employees and implementing standard operating procedures to not only increase production and top line revenue but to also improve quality and efficiencies. Another key factor in increasing production is mold development, during the quarter we moved forward with production of our 28-, 34- and 40-foot molds. We are working with third party vendors on the 28 and the 40, but we were able to use internal resources to develop the 34-foot molds. Adding these molds not only increases our product offering, but also enable us to have more boat in production at one time, increasing our overall through put. All the aforementioned molds will be completed in the 4th quarter, the 34 molds were complete in early October, and we were able to take our first production boat to the Fort Lauderdale boat show on October 28th.

We also recently launched our wholly owned subsidiary, Fix My Boat Inc. Fix My Boat, will be the first nationally branded, mobile marine service company utilizing a franchise model for marine mechanics across the country. We hired, Matt Gustafson, as our VP of Operations, and we are in the process of establishing our web and ap platforms, as well as setting our standard product offering, our operating procedures, fixed pricing.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Net sales	$4,118,246	$2,498,218	$1,620,028	65%
Cost of products sold	$2,508,170	$1,798,288	$709,882	39%
Gross profit	$1,610,076	$699,930	$910,146	130%
Operating expenses	$1,932,610	$947,488	$985,122	104%
Loss from operations	$(322,534)	$(247,558)	$(74,976)	30%
Other (expense) income	$(60,743)	$47,034	$(107,777)	(229%)
Net loss	$(383,277)	$(200,524)	$(182,703)	91%
Net loss per common share: Basic and Diluted	$(0.06)	$(0.05)	$(.01)	20%
Weighted average number of common shares outstanding: Basic and diluted	6,282,700	4,000,000

Net Sales and Cost Sales

Our net sales increased $1,620,028, or 65% to $4,118,246 for the three months ended September 30, 2021 from $2,498,218 for the three months ended September 30, 2020. This increase was due to an increase in the number of boats sold during the three months ended September 30, 2021. The number of our boats sold during the three months ended September 30,2021 increased 33% over the three months ended September 30, 2020, due to our increased production plan that we focused on during the third quarter of 2021, enabling us to produce more boats during the quarter. Additionally, we have increased our sale prices to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages.

Gross Profit

Gross profits increased by $910,146, or 130% to $1,610,076 for the three months ended September 30,2021 from $699,930 for the three months ended September 30, 2020. Gross profit as a percentage of sales, for the three months ended September 30, 2021 and 2020 was 39% and 28% respectively. In the third quarter of 2020, demand for our product was just starting to strengthen after the initial impacts of COVID-19, additional discounts were offered to stimulate sales, which impacted our gross profit in the period ending September 30, 2020.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2021 and 2020 were $1,932,610 and $947,488 respectively. Operating expenses as a percentage of sales were 47% compared to 38% in the prior year.

Selling, general and administrative expenses increased by approximately 104%, or $261,611 to $512,982 for the three months ended September 30, 2021, compared to $251,371 for the three months ended September 30, 2020. The majority of that increase resulted from expenses totaling $162,482 incurred from being publicly traded company, which we did not incur in the prior period. Directors and officers insurance, filing fees and investor relations are some of these expenses. We also incurred increases in repairs and maintenance, insurance, EPA compliance and hiring expenses, totaling approximately $85,000 along with numerous other smaller increases.

Salaries and wages increased by approximately 92%, or $584,069 to $1,222,062 for the three months ended September 30, 2021, compared to $637,993 for the three months ended September 30, 2020. The increase in salaries and wages of $316,000 was the result of aggressively ramping up of production, which required increasing our production staff and adding mid-level staff. Included in salaries and wages for the three months ended September 30, 2021 was stock based compensation expense of $87,000 due to the issuance of options to employees. We have also offered bonuses to attain our production goals and have accrued approximately $69,000 for payment of such bonuses during the three months ended September 30, 2021. Not only were we focused on increasing production during the quarter, but we also dedicated significant resources during the quarter to completing our 340 GFX molds, which added to overtime wages, which accounted for approximately $38,000 of the salaries and wages during the quarter. The remaining increase of salaries and wages during the three months ended September 30, 2021 is associated with taxes and benefits.

Engineering expenses increased by $61,091 to $61,091 for the three months ended September 30, 2021, from $0 for the three months ended September 30, 2020. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees increased by 321%, or $80,329 to $105,384 for the three months ended September 30, 2021, compared to $25,056 for the three months ended 2020. This increase was also due to the additional costs we incurred associated with being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation expense for the three months ended September 30, 2021 remained relatively consistent to the prior year corresponding quarter.

Our other income (expenses) decreased by 229%, or $107,777 to an expense of $60,743 for the three months ended September 30, 2021, compared to income of $47,034 for the three months ended, 2020. In 2020 we received a tax refund of $79,658, which we did not receive in 2021, this attributes to approximately $80,000 of the difference.

Net Loss

Net loss for the three months ended September 30, 2021, and 2020 was $383,277 and $200,524 respectively. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but are encouraged by our continued increase in revenue. Basic and dilutive loss per share of common stock for the three months ended September 30, 2021, and 2020 was ($0.06) and ($0.05).

Comparison of the Nine Months Ended September 30, 2021 and 2020

 The following table provides certain selected financial information for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Net sales	$10,623,460	$6,885,679	$3,737,781	54%
Cost of products sold	$6,209,334	$4,321,067	$1,888,267	44%
Gross profit	$4,414,126	$2,564,612	$1,849,514	72%
Operating expenses	$4,698,831	$2,673,958	$2,024,873	76%
Loss from operations	$(284,705)	$(109,346)	$(175,359)	160%
Other income (expenses)	$84,228	$(36,046)	$(120,274)	(334%)
Net loss	$(200,477)	$(145,392)	$(55,085)	38%
Basic and dilutive income per share of common stock	$(0.04)	$(0.04)	$0.00	(0%)
Weighted average number of shares of common stock outstanding	4,769,200	4,000,000

Net Sales and Cost Sales

Our net sales increased by $3,737,781, or 54% to $10,623,460 for the nine months ended September 30, 2021 from $6,885,679 for the nine months ended September 30, 2020. We attribute the large increase in net sales to a strengthening economy during 2021 compared to 2020.During the first half of 2020, we were impacted significantly by COVID-19, during the 3rd quarter of 2020 we started to see a rebound in sales as the economy started to strengthen. The number of our boats sold during the nine months ended September 30, 2021 increased 37% over the number of our boats sold during the nine months ended September 30, 2020, due not only to the strengthening economy over 2020, but also our increased production plan that we focused on during the third quarter of 2021. Additionally, we have increased our sale prices to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages. Our average revenue per unit for the nine months ended September 30, 2021 is up approximately 12% over revenue per unit for the nine months ended September 30, 2020.

Gross Profit

Gross profit increased by $1,849,514 or 72% to 4,414,126 for the nine months ended September 30, 2021from $2,564,612 for the nine months ended September 30, 2020. Gross profit as a percentage of net sales for the nine months ended September 30, 2021, was 42% as compared to 37% for the same period in fiscal 2020.

Total Operating Expenses

Our total operating expenses increased by $2,024,873, or 76% to $4,698,831 for the nine months ended September 30, 2021from $2,673,958 for the nine months ended September 30, 2020. Operating expenses as a percentage of sales were 44% and 39% for the nine months ended September 30, 2021, and 2020, respectively.

Selling, general and administrative expenses increased by 54% or $381,690 to $1,090,583 for the nine months ending September 30, 2021, from $708,893 nine months ending September 30, 2020. A significant portion of the increase, totaling $162,482, resulted from expenses incurred in connection with being a publicly traded company, which we did not incur in the prior period. Repairs and maintenance increased by approximately $119,000 and our electric consumption also increased by approximately $22,000 for the nine months ending September 30, 2021 compared to the prior year comparable period due in large part to our production increase.

Salaries and wage increased by 81% or $1,432,884 to $3,197,476 for the nine months ending September 30, 2021from $1,764,592 for the nine months ending September 30, 2020. Throughout 2021, we have been aggressively working on increasing production, this included increasing our production staff as well as adding mid-level staff, increased overtime for employees, resulting in approximately $967,000 of additional salaries and wage expense for the nine months ending September 30, 2021 as compared to for the nine months ending September 30, 2020. During the nine months ended for the nine months ending September 30, 2021, we also started accruing year-end bonuses based on employment agreements and milestones, which accruals couple with bonuses already paid to employees in 2021 account for approximately $230,000 of the increase. Our non- cash compensation, which resulted from option grants was approximately $87,000 for the nine months ending September 30, 2021. The non- cash compensation and cash Board fees incurred during the nine months ending September 30, 2021 had not been incurred prior to our IPO. The remained of the increase is due to associated taxes and benefits resulting from the increase in head count.

Engineering expenses for the nine months ended September 2021, and 2020 were $61,091 and $0, respectively. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees for the nine months ended September 2021 and 2020 were $217,592 compared to $104,519, respectively. This increase is also due to the expenses incurred from being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel in order to fulfill our public company reporting obligations.

Depreciation expenses for the nine months ended September 2021 and 2020 were $132,089 and $95,954.

Our other income (expenses) for the nine months ended September 30, 2021, and 2020 were $84,228 and ($36,046) respectively. In 2021, we incurred losses on the disposal of assets which was offset by a gain from insurance recovery, which netted to $180,000, Other income (expenses) for the nine months ended September 30, 2021was also reduced by approximately $84,000 of interest expense.

Net Loss

Net loss for the nine months ended September 30, 2021, and 2020 was $200,477 and $145,392 respectively.

Liquidity and Capital Resources

A primary source of funds for the nine months ended September 30, 2021 was net cash received from our initial public offering, and to a lesser extent proceeds from paycheck protection program loan. Our primary use of cash was related to increasing inventory levels to meet the high level of demand. With uncertainty on component availability, prolonged lead time and rising prices, we have been bringing in inventory far earlier than previous years.

The following table provide selected financial data about us as of September 30, 2021 and December 31,2020.

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$8,978,908	$891,816
Current assets	$15,633,851	$1,834,942
Current liabilities	$2,897,452	$1,440,067
Working capital	$12,765,278	$394,875

As of September 30, 2021, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q. As of September 30, 2021, we had $8,978,908 of cash and cash equivalents total current assets were $15,633,851, total assets were $22,628,984, and our total liabilities were $5,313,134. Liabilities were comprised of long-term liabilities of $2,444,561, and current liabilities of $2,897,452, which included accounts payable and accrued liabilities of $2,151,071, warranty reserve of $75,000, contract liability of $162,637, due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $364,822. As of December 31, 2020, we had $891,816 of cash, total current assets were $1,834,942, total assets were $4,504,566 and our total current liabilities of $1,440,067 and total liabilities of $2,955,726. which included long-term operating lease liabilities for the lease of our facility.

Our stockholders’ equity increased from $1,548,840 as of December 31, 2020, to $17,315,850 as of September 30, 2021, as a result of completing our initial public offering.

Accumulated deficit was $1,178,145 as of September 30, 2021 compared to accumulated deficit of $1,006,547 as of December 31, 2020.

Our working capital increased by $12,370,403 from $394,875 as of December 31,2020, as compared to $12,765,278 on September 30, 2021, due primarily to the net proceeds received from our IPO.

We believe cash, cash equivalents, and cash from operations will provide sufficient cash to finance operations for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q.

 Cash Flow

	Three Months Ended				Years Ended
	September 30,				December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Cash provided by (used in) operating activities	$(743,435)	$(290,529)	$(452,906)	156%	$640,253	$(152,259)	$792,512	(521%)
Cash used in investing activities	$(7,323,287)	$(177,045)	$(7,146,242)	4,036%	$(200,452)	$(675,740)	$475,288	(70%)
Cash provided by financing activities	$16,153,814	$518,462	$15,635,352	3,016%	$236,441	$1,019,824	$(783,383)	(77%)
Net Change in Cash	$8,087,092	$50,888	$8,036,204	15,792%	$676,242	$191,825	$484,417	253%

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, net cash flows used in operating activities was approximately $743,000 compared to $291,000 used during the nine months ended September 30, 2020. We have increased inventory level by $1,515,118, due to supply chain delays. that continue to impact lead time and parts availability. Prepaid expenses and other current assets increased by $685,000, primarily due to Directors and Officers Insurance being paid upfront. Our net loss from operation was approximately $172,000, which was decreased by non-cash expenses of approximately $476,000, primarily due to depreciation and stock-based compensation.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021, we used approximately $7,323,000 for investment activities, compared to $177,045 used during the nine months ended September 30,2020. Approximately, $6,101,461 was invested in marketable securities and $1,222,000 was used to purchase property and equipment. The majority of the money for property and equipment was invested into molds for new model boats, approximately $393,000, building roof repairs and ventilation system improvements of approximately $359,000, new production equipment of approximately $152,000, and electric boat tooling and prototype expenses of approximately 164,000.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was approximately $16,154,000, compared to $518,462 during the nine months ended September 30, 2020, primarily consisting of net proceeds from our IPO of $15,852,000, and to a lesser extent from the proceeds of a PPP loan of approximately $608,000 and $33,000 from repayments of advances from related parties of $33,000, offset by repayment to related parties of approximately $340,000.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our condensed consolidated financial statements contained herein contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in Part II—Item 1A. “Risk Factors” contained elsewhere in this Quarterly report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting relating to (i) lack of segregation of duties and (ii) the level of review of our internally prepared financial statements. In addition, our auditor identified during its testing of our December 20 20 balances an error in inventory in the approximate amount of $227,000 for the use of the wrong unit of measure for an inventory item which resulted in a misstatement within inventory and cost of sales. Other errors were also discovered during testing of our December 31, 2019 balances that included differences between the ledger and supporting schedules relating to inventory, property and equipment, accounts payable, accrued expenses, additional paid-in capital, revenue, cost of sales, gross margin and general and administrative expenses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including the retention of a full-time controller and utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2021, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected.

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

The outbreak of the novel coronavirus (COVID-19) has and may continue to cause disruptions to our business and operational plans. These disruptions may include disruptions resulting from (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of, or price fluctuations in, supplies from third parties upon which we rely, (iv) restrictions that governments impose to address the COVID-19 outbreak, and (v) restrictions that we and our contractors and subcontractors impose to ensure the safety of employees and others. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150 horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. In addition, we have also been subject to increased prices for materials resulting generally from supply chain shortages. We also have increased our inventory of parts and components, spending additional funds before we have purchase orders. Continued delays in our supply chain could adversely impact our production and, in turn, our revenues. Further, it is presently not possible to predict the extent or durations of these disruptions. These disruptions may have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected. These disruptions may severely affect our ability to carry out our business plans for 2021 and 2022.

There are no assurances that our Small Business Administration Paycheck Protection Program loan will be forgivable in whole or in part.

On March 19, 2021, we received a loan in the amount of $608,224 under the Small Business Administration Paycheck Protection Program round 2 provided by SunTrust/Trust Bank. The loan bears interest at 1.0% per year and matures 5 years from the loan origination date. No payments are due until the earlier of the application for forgiveness or ten months from the end of the twenty-four week covered period. Section 1106 of the CARES Act as amended by Section 3(c) of the Flexibility Act, allows for all or a portion of the loan to be forgiven, based on certain criteria being met including that the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs, having no more than 300 employees and us providing sufficient support that we have experienced a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. Although we believe that we meet the criteria for full loan forgiveness, the determination of such forgiveness is made by the Small Business Administration, after review of a loan forgiveness application, which has been completed and submitted. Without formal written approval from the Small Business Administration, we cannot provide certainty that we will obtain forgiveness of the loan in whole or in part.

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

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits and limit our ability to discharge hazardous materials into the environment. If we fail to comply with these requirements, we may be subject to civil or criminal enforcement actions that could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the nine months ended September 30, 2021 two dealers represented 23% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may in the future enter into acquisitions, such as our current search for a waterfront property and the 14.5 acre parcel for which we have an option to acquire pursuant to the land purchase agreement we executed in October 2021, and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

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

As a result of our initial public offering, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we have and will continue to incur significant legal, accounting, and other expenses that we did not previously incur.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of segregation of duties and (ii) the level of review of our internally prepared financial statements. In addition, our auditor identified during its testing of our December 31, 2019 balances an error in inventory in the approximate amount of $227,000 for the use of the wrong unit of measure for an inventory item which resulted in a misstatement within inventory and cost of sales. Other errors were also discovered during testing of our December 31, 2019 balances that included differences between the ledger and supporting schedules relating to inventory, property and equipment, accounts payable, accrued expenses, additional paid-in capital, revenue, cost of sales, gross margin and general and administrative expenses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. Accordingly, our internal controls over financial reporting were not and have not been designed or operating effectively.

We are expending time and resources to further improve our internal controls over financial reporting, including by expanding our staff; however we still do not have sufficient staff for proper segregation of duties . However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this prospectus, as well as the following:

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

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the initial public offering price or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, investors may suffer a loss on your investment.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at significantly inflated rates that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and investors may lose a significant portion or all of their investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit an investors ability to buy and sell our shares, have an adverse effect on the market for our shares and, thereby, depress their market prices.

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

Our management has broad discretion in the application of the net proceeds from our initial public offering, and investors do not have the opportunity to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their initial intended use. The failure by our management to apply those funds effectively could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

None.

(c)	Use of Proceeds.

On July 22, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. After deducting underwriting discounts and commissions of approximately $1,260,000, and other offering expenses payable by us of approximately $1,567,150, we received approximately $15,849,037 in net proceeds from our initial public offering. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the representative of the several underwriters for the offering. We also granted a 45-day option to the representative of the underwriters to purchase up to 450,000 additional shares of common stock solely to cover over-allotments, if any, which expired unexercised.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement between Twin Vee PowerCats Co. and ThinkEquity, a division of Fordham Financial Management, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021 (File No. 001-40623))
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Twin Vee Powercats Co. Amended and Restated 2021 Stock Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S- 1, filed with the Securities and Exchange Commission on June 2, 2021 (File No. 333-255134))
10.2	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 2, 2021 (File No. 333-255134))

10.3	Employment Agreement dated as of October 1, 2021 by and between Twin Vee Powercats Co. and Carrie Gunnerson, Effective October 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: November 15, 2021	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Offi cer)

Date: November 15, 2021	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

