Form 10-K
period 2021-12-31
Twin Vee PowerCats, Co.
filed 2022-03-31
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-40623

TWIN VEE POWERCATS CO.

(Exact name of registrant as specified in its charter)

Delaware	27-1417610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 S US-1 Ft. Pierce, Florida	34982
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 429-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VEEE	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 21, 2021, as reported by the Nasdaq Capital Market on such date was approximately $52,430,000. The registrant has elected to use July 21, 2021, which was the initial trading date of the registrant’s common stock on the Nasdaq Capital Market, as the calculation date because on June 30, 2021 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 30, 2022, there were 7,000,000 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2

TWIN VEE POWERCATS CO.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements contained in this Annual Report on Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below under the heading the “Risk Factors” in Part I, Item 1A.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	The COVID-19 global pandemic and other natural phenomena.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	Our business is affected by interest rates and energy prices affect product sales.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	We rely on one manufacturer to supply our engines and do not have any long terms commitments from such manufacturer.

●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our industry is characterized by intense competition, which affects our sales and profits.

●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.

●	Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

●	Our ability to generate meaningful product revenue from our electric-powered boats will depend on consumer adoption of electric boats.

●	The capacity of the manufacturing facility that Twin Vee and Forza utilize will not expected to be sufficient to support our future growth and business plans.

●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes, which could adversely affect the demand for our boats or increase our operating costs.

●	Forza X1’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to its products.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

●	Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

●	We have broad discretion in the use of the net proceeds that we received from our initial public offering that closed in July 2021 and may not use them effectively.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

General

Twin Vee PowerCats Co. (“Twin Vee” “we”, ‘us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 143 people.

We have organized our business into three operating segments: (i) our gas-powered boat segment, which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment, which is developing fully electric boats, through our wholly owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment, which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 19 independent boat dealers in 23 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our wholly owned subsidiary, Forza, is designing and developing a line of electric-powered catamaran boats ranging in size from 18-feet to 28-feet. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary single electric outboard motor. Both FX1 models are being designed with advanced high-powered, liquid-cooled battery packs that will be provided by the third-party supplier with whom we have entered into a five year supply agreement and a vehicle control unit with proprietary control software all integrated into a 22” master control touch screen that will be used to control most functions of the boat. We have also filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design.

Information about Twin Vee can be found on our website, http://www.twinvee.com/. Information on our website is not incorporated by reference into this Annual Report and you should not consider any information that is contained on or can be accessed through our website as part of this Annual Report. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business of Our Segments

Gas-powered Boats

Our gas-powered boat segment, which accounted for 99% of our net revenue in the 2021 fiscal year and 100% of our net revenue in the 2020 fiscal year, is located in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 14 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 143 people.

During the 2021 fiscal year, we brought our new 280 GFX and our new 340 GFX models to market. To further the development of our gas-powered boat segment, we have also designed a new 260 GFX and a 400 GFX. With the design complete we are now developing our tooling so we can begin production in 2022.

Twin Vee’s Hull Shape

Twin Vee boats are designed for a dry and smooth ride. As a Twin Vee moves through the water, the boat hull has lifting strakes on the side of each hull. Lifting strakes are known to produce lift at the bow of a boat by displacing water, allowing the boat to, in essence, glide above the water rather than lumber through it. Twin Vee’s lifting strakes work to not only create lift, but also to make the ride smoother. The forward motion of a catamaran boat lifts water up towards the top of the tunnel while pushing the water inward to form two counter-flowing vortexes. As these vortexes are being formed, the Twin Vee hull design aerates these vortexes with small air bubbles, which are then compressed at an increasing rate as the vortexes move down the tunnel. It is the kinetic energy stored in these compressed air bubbles, which creates \ a smooth and stable ride. As speed increases, the kinetic energy increases at a non-linear rate as more and more air is induced into the increasingly faster flowing vortexes. The trailing surfaces the Twin Vee hulls are specifically designed to facilitate propulsion efficiency by discharging the kinetic energy and air bubbles from the counter-flowing vortexes upon exiting astern, thus providing the propellers with a steady flow of super clean and highly ordered water.

This fact, combined with a catamaran’s soft ride, results in Twin Vee’s renowned efficiency and smooth, seaworthy safety. At speed, the Twin Vee’s displacement hull slices through the water, traveling with the shape of the seas rather than flying over them and experiencing reentry shock. This results in a stable and smooth ride. The following are some benefits of the catamaran, or Twin Vee’s, hull shape.

Power Catamaran Hull Benefits

●	Catamaran stability. Catamarans have parallel hulls on the outer edges of the boat rather than in the middle, providing superior stability. Twin Vee hulls travel with the wave shapes because the buoyancy is to the outside, resisting the snap roll pendulum motion of deep vee monohulls. A Twin Vee wider footprint negates the effects of rolling seas, making them less likely to capsize and reduce seasickness.

●	Shallow draft for travelling in “skinny” waters. The weight of the boat is distributed to two hulls for a shallower draft. The shallow draft of the Twin Vee design provides access to areas that conventional hulls cannot reach. With a Twin Vee, you can enjoy the beach and not have to wade in the water to get there.

●	More usable deck space. The relatively rectangular design of the Twin Vee expanded deck area allows for more usable deck space than monohulls. Twin Vee boats are wider in the bows providing more open area in open models and bigger berths in cabins. Lounge in the front of a Twin Vee dual console and then jump into a similar-sized monohull.

●	Single engine get home capability. Twin Vee catamaran hulls do not need planning speed power to travel rapidly on a single engine. Minimum bow rise for greater visibility, a Twin Vee deck is parallel to the water at all speeds allowing you to maintain your line of sight and giving you greater fuel efficiency.

●	Docking and maneuverability. With the extra separation between the motors, over most mono hull boats, you can cross-clutch the motors and turn or spin the boat up to its own length.

●	Maintains a plane at lower speed for fuel efficiency. The catamaran hull can maintain a plane at lower speeds and catamaran boats create less drag in turn offering better fuel efficiency and a more economical boat to maintain.

●	Fish one side of a Twin Vee. Enjoy fishing without the extreme listing of a monohull.

Franchise

Our franchise segment is being developed and we plan to utilize a franchise model for marine mechanics across the country.

Electric-Powered Boats

The mission of Forza is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats. Forza is focused on the creation, implementation and sale of electric boats utilizing our electric vehicle (“EV”) technology to control and power its boats and proprietary outboard electric motor. Forza’s electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system.

We believe traditional marine manufacturers are at a crossroads and face significant industry-wide challenges. Much like in the automotive industry, the reliance on the gasoline-powered internal combustion engine as the principal marine powertrain technology has raised environmental concerns, created dependence among industrialized and developing nations on oil-primarily imported from foreign countries, exposed consumers to volatile fuel prices, and inhibited innovation in alternative fuel powertrain technologies.

To date, Forza has completed the design of two electric boat models and has begun tooling the molds which are required to build the physical fiberglass boat. In addition, Forza has completed the design and prototyping of the electric outboard motor that will be used as the initial propulsion source for its two models. Forza has completed the design and prototyping and has begun testing the boats’ integrated control system. It has also entered into a supply agreement for the supply of the lithium battery packs that it plans to use to power the electric boats. We expect to begin production of the two FX1 electric boats and commence selling to end user customers by the second quarter of 2023. Forza is currently sharing our factory for its production needs and is seeking to raise money in a public offering to invest in building a factory solely for the manufacture of Forza’s fully integrated electric boats.

We believe that the boating industry will follow in the footsteps of the electrification of the automotive industry by creating electric boats that meet or exceed the traditional boating consumer’s expectations of price, value and run times. In other words, electric boats must offer a similar experience when compared to traditional gas-powered boat in terms of size, capability and price point.

Our Strategy

Overall Strategy

We intend to capitalize on the thriving broader marine industry through the following strategies:

Develop New and Innovative Products in Our Core Market. As an innovator, designer, manufacturer, and marketer of catamaran powerboats, we strive to design new and inventive products that appeal to a broad customer base. We intend to launch a number of new products and features with best-in-class quality, with the goal of increasing sales and significant margin expansion. For example, we currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. We intend to release new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Increase the Catamaran Power Boat Category Segment. Our near-term product development strategy is to expand our product line to reach underserved segments of the catamaran powerboat category that are distinct from our traditional customer base. With our existing supplier relationships, material agreements, and manufacturing processes, should allow us to offer this product line at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the Twin Vee brand.

Capture Additional Share from Adjacent Boating Categories. Another focus is to grow our market share is to enhance our ability to introduce new products with increased versatility, functionality, and performance to a more expansive customer base that values boats for both water sports and general recreational boating purposes. We intend to launch several marketing campaigns that will focus on new product launches and help to educate the market on our value proposition to customers.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network. We view our dealers as our partners and product champions. Therefore, we will continue to devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We currently have a network of 19 independent boat dealers in 23 locations across North America, the Caribbean and Central America.

Increase Our Sales in International Markets. We believe we have a brand that will have natural growth in international markets. Catamaran powerboats have already been accepted as the norm in many international markets. For example, with catamaran powerboats currently being 5% of the US market, catamaran powerboats make up over 30%, as of 2020, of the Bahamian market. Based on our brand and product offering, as well as out potential distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our products in developed markets where we have a dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai, and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets.

EV/Forza Specific Strategy

Forza plans to operate in a fundamentally different manner and structure than traditional marine manufacturers and boat dealers by adopting a direct-to-consumer sales and delivery model. Forza has commenced the design of a dedicated web-based platform and intends to commence the design of a web-based app for sales, deliveries, and service operations to change the personal boat buying and marine service experience through technological innovation, ease of use, and flexibility. Forza plans to utilize the web-based and app platform to connect with customers for an end-to-end experience encompassing everything from buying, financing, delivery, servicing, and training Forza intends to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support its growth. Forza believed its approach will enable it to operate more cost effectively, provide a better customer experience and incorporate customer feedback more quickly into our product development and manufacturing processes. Forza believes this strategy will allow it to deliver uncompromised and premium experiences well beyond what is available through the standard dealership model.

Forza’s plans for its electric boats include the following strategies:

●	Successfully Launch the FX1. Forza believes the successful launch of its first commercially available electric boat is critical to its ability to capitalize on the marine electric vehicle market opportunity and establish itself as leaders in the industry. Forza plans to complete the initial prototype boat by Q2 2022 and to commence commercial scale production in Q2 2023. Forza is currently executing a detailed plan to design, component source, engineer, and manufacture the FX1 and obtain the equipment to support its production.

●	Invest in Our Infrastructure. Forza is seeking to raise money in a public offering to invest in building a factory solely for the manufacture of Forza’s fully integrated electric boats.

●	Use a Common Platform to Introduce New Models. Forza intends to design the FX1 with an adaptable platform architecture and common electric powertrain to provide the flexibility to use the FX1 platform to launch subsequent electric boat models cost-efficiently.

●	Focus on Technological Advancements and Cost Improvement. Forza intends to constantly look for ways to improve upon and further develop our proprietary electric powertrain system while reducing its manufacturing cost.

●	Build Forza’s Company-Owned Sales and Service Network. Forza X1 is programming and building its expansive and vertically integrated customer-centric web and app platform to connect with customers for an end-to-end experience encompassing everything from buying, financing, delivery, servicing, and training. This customer-centric approach to sales and service will simplify accessing necessary information for potential buyers and current owners in an easily accessible and streamlined online space.

●	Leverage Industry Advancements in Battery Cells. Forza intends to leverage the substantial investments made globally by battery cell manufacturers to improve power and capacity.

●	Build and Leverage Strategic Relationships. Forza intends to establish and develop strategic relationships with industry leaders to launch our planned electric boats and sell its electric boat powertrain components. Forza envisions significant inroads with boat manufacturers to retrofit various hull configurations, replacing traditional gas outboard motors and existing boat owners who could retrofit their boats with Forza X1’s outboard motors, controller, and battery packs.

Our Strengths and Competitive Advantages

We believe that the following are the key investment attributes of our company:

Recognized Brand. We believe the Twin Vee brand is well-known among boating enthusiasts for performance, quality, and value, and that the market recognizes Twin Vee as a brand in the twin hull sport boat category due to the value proposition that our boats deliver.

Diverse Product Offering. We are able to attract consumers across multiple categories within the recreational powerboat industry. We currently have eight (8) different catamaran models in production that range from 24-feet to 40-feet long offered at retail prices that start at approximately $65,000 and go up to $860,000.

Focus on Innovative Product Offerings. We are currently designing numerous new boat models to meet market demand and grow our business. We are also developing a large off-shore power catamarans with traditional gas-powered engines, the largest Twin Vee to date, the 400 GFX. The 400 GFX is being designed to have a range of over 800 miles and will have the option of being powered by dual or quad engines. In addition, our subsidiary is also designing and engineering an all-electric outboard propulsion system under the name “ELECTRA” for other makes and models of boats.

Price Point. Twin Vee has also made investments in infrastructure, and engineering. These investments have resulted in lower material waste, reduced labor hours per boat, reduced re-work, and increased production efficiencies. Therefore, we are able to offer favorable pricing while increasing margins by controlling costs through disciplined engineering and manufacturing processes.

Our Markets

According to the National Marine Manufacturer’s Association, or NMMA, more than 325,000 new powerboats were sold in 2021, levels the recreational boating industry has not seen since before the Great Recession in 2008. Our core market corresponds most directly to the outboard, twin hull, catamaran and open fisherman category, which we refer to as the sport powerboats category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including center console boats, outboard boats, and all open sport fishing boats. For 2021, US sales of boats, marine products, and services are estimated to total $49 billion, up seven percent from 2020. Retail unit sales of new powerboats specifically increased last year by an estimated 7% compared to 2020. As a result, we believe that total annual addressable market for our products in the US alone is greater than $4.7 billion.

In North America, 100 million people go boating every year, according to the U.S. Coast Guard, with 11.9 million recreational vessels registered with the U.S. Coast Guard in 2019. The worldwide recreational boating market size is set to surpass $63 billion by 2026, according to a research report by Global Market Insights, Inc. Within the boating market, there is an outboard motor market and an electric boat market. Our products, including those of our subsidiaries, fall into each of those categories.

Outboard Motor Market

An outboard motor is a propulsion system for boats, consisting of a self-contained unit that includes engine, gearbox and propeller or jet drive, designed to be affixed to the outside of the boat. As well as providing propulsion, outboards provide steering control, as they are designed to pivot over their mountings and thus control the direction of thrust. Outboard motors tend to be found on smaller watercraft as it is more efficient for larger boats to have an inboard system. Although outboard engines powered by fossil fuels have traditionally dominated this market and continue to do so, electric outboard motors are a relatively new phenomenon that have been growing in step with the growth in the electric boat market. The boats that we sell and manufacture all have outboard motors.

According to the NMMA, sales of outboard engines in the United States (which includes outboard motors) increased to a twenty-year high of 329,500 units representing sales market of US $3.4 billion in 2020. Consumer demand for higher-performance engines continued to trend upward in 2020, with double digit gains in sales for engines with 200 and greater horsepower. Engines with over 200 horsepower accounted for a rise in 17.6% compared to 2019, amounting to over 89,000 units sold. Overall, the average horsepower of all outboard engines sold in 2020 reached 126.3 hp, up 48% from the average in 2010 of 85.1 horsepower according to the NMMA.

Although many recreational boats can be powered by outboard or inboard motors, many consumers prefer outboard motors. Among the reasons for their preference are that, unlike inboard motors, outboard motors can be easily removed for storage or repairs, they provide more room in the boat as they are attached to the transom outside of the boat, they tend to have a shallower draft and they can be more easily replaced in the event the motor no longer works or a desire to upgrade to a higher horsepower.

Electric Boat Market

Although electric boats have been available for over 100 years, interest in them was minimal until the 1990s when the first studies were conducted in the United States following the suspicion that motorboats contaminate aquatic environments significantly through loss of gas and lubrication oil. According to Andre Mele, recreational boats pollute as much as cars and trucks in the United States. In the early 2000’s, 8 million speedboats in the United States released 15 times more pollutants annually into the environment than the oil spill produced by the oil tanker Exxon Valdez in 1989. The sinking of this tanker in Alaska had released 11 million U.S. gallons of hydrocarbons into the environment. After conversion, this means that each boat releases an average of 78 L of hydrocarbons into aquatic environments each year. If that average is still current, we estimate that in 2019 oil losses in the environment via motorboats equaled 150,000 tons of hydrocarbon scaly leaks in Canada (based on 2 million vessels), 750,000 tons of hydrocarbon scaly leaks in the United States (based on 10 million vessels) and 450,000 tons of hydrocarbon scaly leaks in Europe (based on 6 million vessels).

This explains why some lakes and bodies of water have recently banned motorboats. The total elimination of gas immediately reduces a very large source of marine pollution, with immediate results that would impact beaches, swimming and the reduction of BOD (biochemical oxygen demand) and DCO (direct chemical oxidation) of ambient water. Specifically, hydrocarbons, similar to the dirt that clings to the walls of a bathtub, contaminate the shores and banks of lakes, rivers and bodies of water, where the development of many living organisms takes place. The ecosystem is then modified with the scarcity or disappearance of certain species.

In an effort to tackle air pollution, cities around the world are beginning to ban all gas and diesel fuel powered boats from the center of the city. One of the first cities to implement this change is Amsterdam, Netherlands. This movement to electrically powered boats has been implemented in Venice, where the city has restricted the movement of gas and diesel fuel powered boats, while exempting electrically powered boats.

We expect that shifting consumer preferences will result in significant growth in the market for electric boats, especially as the demand for recreational powerboats, in general, remains strong. We estimate many consumers are increasingly willing to consider buying electric-powered boats due to the environmental and economic consequences of using gasoline-powered vehicles, as demonstrated by the increased sales of hybrid and electric automobiles in recent years. In its Electric Vehicle Outlook 2021, Bloomberg NEF estimated that there are currently 12 million passenger electric vehicles on the road. The prevalence of electric-powered boats is likely to follow suit. In an August 2020 Boating Industry online article, the marine-focused magazine indicated that electric boat drives represented about 2% of the market, but hybrid and pure electric boats sales were expected to rise rapidly in the coming years. Specifically, the article cites a report from independent market research company IDTechEx where it examined the electric boat and ship sector. The report estimates that the market for hybrid and pure electric boats and ships would be greater than $20 billion worldwide by 2027, finding that recreational boats is the largest and fastest growing electric marine market in sales number.

Our initiative into sustainable marine technologies and products is well-timed. The prevalence of batteries necessary to sustain a marine EV model line is expected to rise and become cheaper. Bloomberg NEF’s Long-Term Electric Vehicle Outlook reports that annual lithium-battery demand has proliferated in recent years and meeting the demand will require unprecedented but achievable increases in materials, components, and cell production. Battery production capacity is expanding as more factories are brought online. Moreover, battery technology that improves power and capacity is being designed, developed, and adopted regularly. According to Bloomberg NEF’s report, it found that the volume-weighted average price of a lithium-ion battery pack fell 13% from 2019 to $137/kWh (kilowatt-hour) in 2020. The report estimates the volume-weighted average cost of battery packs will drop below $100/kW in 2024. The Company is establishing itself in the market at the right time to help keep production costs as low as possible and make our boats affordable for our customers.

Our Dealer Network

We primarily sell our gas-powered boats through a network of 19 independent dealers in 23 locations across North America, the Caribbean (one in the Bahamas, Puerto Rico and Cayman Islands) and Central America (Panama City, Panama). We have dealerships in Cape Canaveral, Crystal River, Eastpoint, Fort Myers, Islamorada, Palm Bay, Palm Harbor, Palmetto, Pompano Beach and Stuart, Florida. We also have dealerships in Gulf Shores, Alabama, Norwalk, Connecticut, Vermillion, Ohio, Grasonville, Maryland, Tuckerton, New Jersey, Cedar Point and Goldsboro, North Carolina, San Juan, Puerto Rico, Murrells Inlet, South Carolina and Freeport, Texas. We are always seeking to recruit and establish new dealers and distributors domestically and are striving to develop international distribution.

We establish performance criteria that our dealers must meet in order to be part of our network to ensure our dealer network remains strong, which include minimum annual purchase orders. As a member of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments and other allowances. We expect this will strengthen our dealers’ ability to sell our products.

Approximately 22% of our dealer locations have been with us, for over ten years. For the year ended December 31, 2021, our top five dealers on a consolidated basis accounted for approximately 67% of our total units sold and each of those dealers accounted for over ten percent of the units sold.

We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We believe that our diverse product offering and strong market position in each region of the United States helped us capitalize on growth opportunities as our industry recovered from the economic downturn. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our smaller competitors.

We do not have written agreements with our dealers. Prior to the beginning of each year, we establish a minimum number of units that each dealer must acquire based upon indications of interest from the dealers. Payment for the units is made by the dealer or a third-party lender once the boat is manufactured and delivered to the dealer. Dealers are not contractually obligated to purchase any boats. Although to date most dealers have purchased boats for which they have provided indications of interest, we could experience excess inventory and costs if a dealer should choose not to purchase a boat for which it has provided an indication of interest.

Floor Plan Financing

Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During the year ended December 31, 2021, all of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.

Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. To date, we have not been required to repurchase any boats under repurchase agreements.

Competition

The powerboat industry, including the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do. We compete with large manufacturers who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a wide variety of small, independent manufactures. Competition in our industry is based primarily on brand name, price and product performance.

We also compete with other leisure activities. Our boats are not necessities and in times of economic hardship, consumers may cease purchasing non-essential items. Luxury items may not be used for recreational and sport purposes, and demand for our boats may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste.

We also face competition for employees. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

Raw Materials, Principal Suppliers, and Customers

We purchase a number of our product parts and components from third-party suppliers, including the fiberglass we use to manufacture the fiberglass parts of our boats, hydrocarbon feedstocks and steel, as well as product parts and components, such as engines and electronic controls, through a sales order process. The most significant component used in manufacturing our gas-powered boats, based on cost, are engines. We maintain a strong and long-standing relationship with our sole supplier of engines, Suzuki Motor of America, Inc.

We do not maintain long-term contracts with preferred suppliers, but instead rely on informal arrangements and off-the-shelf purchases. Other than the 150-horsepower motors we obtain from Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats, we have not experienced any material shortages in any of our product parts, or components. However, as a result of the COVID-19 pandemic some of our third-party suppliers have experienced delays in delivering our product parts and components in a timely manner and fluctuations in price for these supplies is a possibility if raw material pricing increases. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mix, introducing new product lines, or limiting production in response to an industry-wide reduction in boat demand or, as recently experienced during the COVID-19 pandemic, in finding persons able to deliver the parts and components in a timely manner. In addition, we have experienced price increases from suppliers resulting from these supply chain shortages.

Semiconductor chips are a vital input component to the electrical architecture of our electric boats, controlling wide aspects of the boats’ operations. Many of the key semiconductor chips we intend to use in our boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our boats. We do not have any long-term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

Increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021. As a result, our ability to source semiconductor chips to be used in our boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our boats to fulfill our preorders and to support our growth through sales to new customers would be adversely affected.

While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of the materials available from these suppliers will be sufficient to meet our future needs. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill those orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year end December 31, 2021 five dealers represented 67% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We have not protected our intellectual property rights for our gas-powered motor products through patents or formal copyright registration, and we do not currently have any patent applications pending related to our gas-powered boats.

As development of our electric powered boats continues, we are applying for patents. We have filed applications for three design and four utility patents with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design. Below is a list of pending patent applications that Forza X1 is seeking approval from the United States Patent and Trademark Office. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

The following table sets forth certain information regarding our current patent applications:

IDEA / CONCEPT NAME	DESCRIPTION	IP TYPE	App Number and Filing Date
360 Steering Lower Pod with Disconnect	For outboard, lower pod steering mechanism using slewing bearing and spur gear mechanism allowing for a full 360-degree rotation. Also features a pass through the center method for cooling fluid, and an easy way to interchange lower drive units with the fixed upper unit.	Utility Patent Need to submit full application by March 2022	App # 63,207,748 FILING DATE 03/18/21
Original Outboard Cover Design	Original shape of outboard cover	Design Patent	App # 29/818,844 FILING DATE 12/10/21
Unibody Frame	Shape of frame that allows vertical mounting of motor and transmission inside the outboard	Design Patent	App # 29/818,842 FILING DATE 12/10/21
Outboard cover design - ALPHA 01 version	Shape of the updated prototype cover and cowling	Design Patent	App # 29/819,262 FILING DATE 12/14/21
Trim and Tilt with cable routing thru pivot axis	A trim and tilt assembly that routes cables through the pivot axis which protects cables, keeps the bundle from excessive bending and results in a cleaner design	Utility Patent	App # 63,287,740 FILING DATE 12/09/21
Jet Drive Lower Unit for an Electric Outboard	The design of the lower jet drive as it is configured for the integration with the electric outboard	Utility Patent	App # 63,293,420 FILING DATE 12/23/21
Closed Loop Heat Exchanger Integrated in a Lower Drive Unit	Integrate a cooling radiator inside of the lower drive propeller or jet drive unit itself. Simplify the cooling circuit by eliminating the need for a raw sea water intake.	Utility Patent	App # 63,297,013 FILING DATE 1/06/22

Insurance and Product Warranties

We carry various insurance policies, including policies to cover general products liability, directors and officers, workers’ compensation and other casualty and property risks, to protect against certain risks of loss consistent with the exposures associated with the nature and scope of our operations. Our policies are generally based on our safety record as well as market trends in the insurance industry and are subject to certain deductibles, limits and policy terms and conditions.

We provide limited product warranties, generally covering periods of ten years for the hull and the motors are under warranty by their manufacturer.

In addition, we provide a three-year limited fiberglass small parts warranty on some small fiberglass parts and components, such as consoles. Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by Twin Vee PowerCats Co.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

Environmental, Safety and Regulatory Matters

Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency (the “EPA”) and state pollution control agencies. The United States Clean Air Act (the “CAA”) and corresponding state and provincial rules regulate emissions of air pollutants. The Occupational Safety and Health Administration (“OSHA”) standards limit the emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. We believe that our facility complies in all material aspects with these regulations. Although capital expenditures related to compliance with environmental laws are expected to increase, we do not currently anticipate any material expenditure will be required to continue to comply with existing environmental or safety regulations in connection with our existing manufacturing facilities.

Powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. We have instituted recalls for defective component parts produced by certain of our third-party suppliers. None of the recalls has had a material adverse effect on our company.

In addition to the regulation of our manufacturing operations, the EPA has adopted regulations stipulating that many marine propulsion engines meet certain air emission standards. The engines used in our products, all of which are manufactured by third parties, are warranted by the manufacturers to be in compliance with the EPA’s emission standards. Furthermore, the engines used in our products must comply with the applicable emission standards under the CEPA and corresponding provincial legislation. The additional cost of complying with these regulations has increased our cost to purchase the engines and, accordingly, has increased the cost to manufacture our products.

If we are not able to pass these additional costs along to our customers, it may have a negative impact on our business and financial condition.

Employees/Human Capital

As of December 31, 2021, we employed approximately 120 employees in our gas-powered boat segment, all of whom are full time employees. As of the same date, we had two full time employees in our franchise segment and Forza has five full time employees working on electric-powered boats. None of our employees are represented by a labor union and, since our founding in 1982, we have never experienced a labor-related work stoppage.

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages and benefits that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;

●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance; and

●	all employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident erage.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

●	adding work from home flexibility;

●	adjusting attendance policies to encourage those who are sick to stay home;

●	increasing cleaning protocols across all locations; and

●	initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Impact of the COVID-19 Pandemic on Our Operations

The COVID-19 pandemic outbreak has offered challenges for all commercial enterprises. According to a Small Business Pulse Survey, 89.9% of businesses reported a moderate to large negative effect from COVID-19 on their business in April 2020, only reducing to approximately 75% in November 2020. Imposed restrictions, such as social distancing, regular temperature checks, enhanced cleaning measures, and the use of personal protective equipment placed on workplaces to increase the safety of employees was something many companies have never had to face before. Some companies and even entire industries have had to shut down due to COVID-19. Moreover, the potential collapse of demand from consumers is an ever-present concern right now with high unemployment rates and the unpredictable nature of living during a global pandemic.

We have adapted to these unprecedented times and believe we have successfully navigated the issues presented to our business by the global pandemic. Although sales decreased at the beginning of the summer and we had reduced staffing, we have operated with a full-time staff since the middle of the summer. The demand for our Classic and GFX models have been robust, our backlog is over 125 boats. Orders currently being placed for our boats are being scheduled for delivery into Q4 of 2022. With the influx of orders, we continue to hire seasoned and experienced production team members with years of production and scheduling experience, the team is aiding our efforts to streamline our manufacturing process.

Corporate Information

Our principal executive office is located at 3101 S. US-1, Ft. Pierce, Florida 34982 and our telephone number is (772) 429-2525. We maintain our corporate website at www.twinvee.com. The reference to our website is an inactive textual reference only, the information that can be accessed through our website is not part of this Annual Report, and investors should not rely on any such information in deciding whether to purchase our common stock.

We were incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009 and reincorporated in Delaware on April 7, 2021. Our parent company was incorporated as ValueRich, Inc. (“ValueRich”) under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. On February 17, 2015 ValueRich consummated the acquisition of Twin Vee Catamarans, Inc. On April 26, 2016, ValueRich changed its name and began operating under the name Twin Vee PowerCats, Inc.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, which name was subsequently changed to Forza X1, Inc. on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as our Electra Power Sports™ Division. Following our initial public offering that closed on July 23, 2021 (the “IPO”), we determined in October 2021 that for several reasons, that we would market our new independent line of electric boats under a new brand name (and new subsidiary).

Fix My Boat, Inc. was incorporated on September 21, 2021 in Delaware.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

Item 1A. Risk Factors.

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report a result of different factors, including the risks we face described below.

Risks Related to our Business

There is limited public information on our operating history.

Our limited public operating history makes evaluating our business and prospects difficult. Although we were formed in 2003, we did not provide public reports on the results of operations until our 2020 fiscal year. We only have two years of audited financial statements. Any investment decision will not be made with the same data as would be available as if we had a longer history of public reporting.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. In addition, Forza X1 relies upon engineers that are specialist in electric engineering. We cannot assure you that we or our subsidiaries, will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Florida where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

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

Our gas-powered products are often financed by our dealers and retail powerboat consumers, we envision this continuing as we expand our operations and grow our network of distributors. This may not occur if interest rates meaningfully rise because higher rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of powerboat purchases for consumers. Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, inflation and increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our gas-powered boats, as they increase the cost of ownership and operation and the pries at which we sell the boats. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational powerboating purchases.

The capacity of the manufacturing facility that we and our parent company utilize will not be sufficient to support our future growth and business plans.

We are currently operating close to full capacity at our current manufacturing facility in Fort Pierce. We currently plan to manufacture our electric boats at a new state of the art carbon neutral factory that we plan to build in Fort Pierce Florida. Until we are able to expand our manufacturing capacity and build the planned manufacturing facility, we will continue to share our current manufacturing facility with our subsidiaries, which has a limited capacity and may not be able to satisfy our and their manufacturing needs. Any facility that we build will require a significant capital investment and is expected to take at least one to two years to build and become fully operational.

Our business may be materially affected by the COVID-19 Outbreak.

The outbreak of the novel coronavirus (COVID-19) has and may continue to cause disruptions to our business and operational plans. These disruptions may include disruptions resulting from (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of, or price fluctuations in, supplies from third parties upon which we rely, (iv) restrictions that governments impose to address the COVID-19 outbreak, and (v) restrictions that we and our contractors and subcontractors impose to ensure the safety of employees and others. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150 horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. In addition, we have also been subject to increased prices for materials resulting generally from supply chain shortages. We also have increased our inventory of parts and components, spending additional funds before we have purchase orders. Continued delays in our supply chain could adversely impact our production and, in turn, our revenues. Further, it is presently not possible to predict the extent or durations of these disruptions. These disruptions may have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected. These disruptions may severely affect our ability to carry out our business plans for 2022 and beyond.

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

The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our gas-powered products to our dealer network to address anticipated retail demand. Our dealers must manage seasonal changes in consumer demand and inventory. If our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with the seasonal retail sales pattern experienced by our dealers. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

We depend on our network of independent dealers for our gas-powered boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For fiscal 2021, our top five dealers accounted for 67% of our total boats sold. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our gas-powered products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues.

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

We currently rely on one manufacturer, Suzuki Motor of America, Inc. for the supply of outboard engines. We do not have any long-term commitments from Suzuki to supply any specified number of engines and therefore cannot guarantee that there will be adequate supply of our engines. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150-horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. Although we believe we have sufficient supply of our other engines, due to supply chain shortages, we may not be able to obtain engines in the future from other manufacturers if Suzuki Motor of America, Inc. should be unable to satisfy our needs. Suzuki Motor of America, Inc., and other manufacturers may not be able to provide us with engines in a timely manner due to supply chain shortages and even if other manufacturers are able to fulfill our engine needs they may not be able to do so at the same price as we currently pay for the engines we install in our boats, which could result in lower profit margins or us increasing the price of our boats in order to maintain profit margins which could adversely impact demand for our boats. In addition, certain geopolitical events, such as the current military conflict between Russia and Ukraine, may increase the likelihood of supply chain interruptions and hinder our ability to find materials we need to build our boats.

Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Our products involve kinetic energy, produce physical motion and are to be used on the water, factors which increase the likelihood of injury or death. Our electric-boats contain lithium-ion batteries, which have been known to catch fire or vent smoke and flame, and chemicals which are known to be, or could later be proved to be, toxic carcinogenic. Any judgment or settlement for personal injury or wrongful death claims could be more than our assets and, even if not justified, could prove expensive to contest.

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

We provide a hull warranty for structural damage of up to ten years for our gas-powered boats. In addition, we provide a three-year limited fiberglass small parts warranty on all on some small fiberglass parts and components such as consoles Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by Twin Vee PowerCats Co.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

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

Our boats are not necessities and in times of economic hardship, and consumers may cease purchasing non-essential items. Demand for our boats may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase and enjoy our boats.

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

We will rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We expect to rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our parent company’s manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Although the proceeds of our initial public offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. For example, Forza is currently seeking to raise funds to build a new state of the art carbon neutral factory located in Fort Pierce, Florida to manufacture its electric boats. If Forza is unsuccessful in that capital raise, we may need to raise funds for that facility. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock in our initial public offering. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians for our electric boats and powertrains. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year ended December 31, 2021 five dealers represented 67% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may in the future enter into acquisitions, such as our current search for a waterfront property and the 14.5 acre parcel for which Forza has an option to acquire pursuant to the land purchase agreement we executed in October 2021, which option we subsequently assigned to Forza X1, and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

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

Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial boat liability, excess liability, product liability, cybersecurity, crime, special crime, drone, cargo stock throughput, builder’s risk, owner controlled insurance program, property, owners protective, workers’ compensation, employment practices, employed lawyers, production, fiduciary liability and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.

Risks Related to our Electric-Powered Boats

Our planned fully electric sport boat has not yet been developed, and even if developed, interest in it may not develop.

We, through Forza, have not completed the design and engineering of the FX1 sport boat. There can be no assurance that we will be able to complete development of the FX1 when anticipated, if at all, that we will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore our anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that we would be able to maintain that market.

Forza’s operations to date have been primarily limited to finalizing the design and engineering of our electric sport boat as well as organizing and staffing Forza in preparation for launching the FX1 electric boat. As such, we have not yet demonstrated, and the success of Forza is wholly dependent upon, its ability to commercialize its products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the FX1 sport boat and our proprietary outboard electric motor;

●	manufacturing the FX1 sport boats;

●	developing a vertically integrated direct-to-consumer distribution system; and

●	conducting sales and marketing activities.

We cannot be certain that our business strategy for our electric-powered boats will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, and we may not have the resources to continue or expand the business operations of our electric-powered boats business.

Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

Forza’s distribution model is still in the planning stages. We, through Forza, currently plan to mainly sell our electric-powered boats directly to customers rather than through franchised dealerships (unless required to do so by certain states), primarily through the Forza X1 website and app platform, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. The digital customer experience via our online platform will allow customers to research, shop, choose boat hull color, interior upholstery color, and a possible upgrade of an additional battery to extend run times, order, track and take delivery through our web-based and app platform. We have not yet: (i) entered into any arrangements with third parties to provide financing services through Forza X1’s web and app platform, (ii) hired staff for our intended support and service department or (iii) partnered with any third parties to address service needs or operate service centers. Once the customer places the order, their Forza X1 account will request several documents, including license, insurance, etc., which can be uploaded online without ever speaking with a salesperson. If the customer has questions, concerns, or needs support through the sales and purchase process, they will be able to contact Forza X1 through the website or app with any questions, concerns.

Since our planned sales and marketing platform is a newer way to shop, buy and take delivery of a new boat through a mostly virtual process, we are unable to predict or conclude precisely what the customer will experience. We intend to follow up customer transactions with review and quality control questionnaires to collect the data and continue to better our platform and how we interact with customers.

In addition to the Forza website and app platform, we also intend to establish Forza X1 customer experience and service centers to be operated as product showrooms and locations where Forza X1 boats may be taken for service and warranty repairs. They will be located in jurisdictions where direct-to-consumer sales or manufacturer-owned dealerships are permissible and allow prospective customers to see our products in person before purchasing. We anticipate staffing these centers with well-trained Forza X1 employees. We will initially set up a single office, but if and as we grow, we plan to open additional customer experience and service centers to support our expansion, help bolster sales, and introduce our electric boat product to markets across the country that are more familiar purchasing boats at a traditional boat dealership.

This model of boat distribution is relatively new, different from the predominant current distribution model for boat manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We and Forza have no experience in selling or leasing boats direct-to-consumer and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, Forza will not be able to utilize long established relationships developed by Twin Vee with its dealer network. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.

Implementing our direct sales model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges. If our direct sales model does not develop as expected or develops more slowly than expected, we may be required to modify or abandon our sales model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Forza’s ability to generate meaningful product revenue from our electric-powered boats will depend on consumer adoption of electric boats.

Forza’s ability to generate meaningful product revenue from electric-powered boats will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric boats in particular. If the market for electric boats does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric boats in particular.

In addition, demand for electric boats may be affected by factors directly impacting boat prices or the cost of purchasing and operating boats such as sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of boats in the marine industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

Other factors that may influence the adoption of electric boats include:

●	perceptions about electric vehicle quality, safety, design, performance and cost;

●	perceptions about the limited range over which electric boats may be driven on a single battery charge;

●	perceptions about the total cost of ownership of electric boats, including the initial purchase price and operating and maintenance costs, both including and excluding the effect of any government and other subsidies and incentives designed to promote the purchase of electric boats;

●	perceptions about the sustainability and environmental impact of electric boats, including with respect to both the sourcing and disposal of materials for electric vehicle batteries and the generation of electricity provided in the electric grid;

●	the availability of other alternative fuel boats;

●	improvements in the fuel economy of the internal combustion engine;

●	the quality and availability of service for electric boats;

●	volatility in the cost of oil and gasoline;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations and cost to charge an electric vehicle and related infrastructure costs and standardization;

●	the availability of tax and other governmental incentives to purchase and operate electric boats or future regulation requiring increased use of nonpolluting boats; and

●	macroeconomic factors.

The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for electric vehicles or our electric boats in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects

Forza depends upon third parties to manufacture and to supply key semiconductor chip components necessary for our electric boats. Forza does not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

Semiconductor chips are a vital input component to the electrical architecture of our electric boats, controlling wide aspects of the boats’ operations. Many of the key semiconductor chips we intend to use in our electric boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our boats. We do not have any long- term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021. As a result, our ability to source semiconductor chips to be used in our electric boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our boats to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of electric boats due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and boat sales, and otherwise materially and adversely affect our business and operations.

The electric boats will use lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within Forza’s electric boats are being designed to use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our electric boats could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for boating applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our boats or increase our operating costs.

Forza may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, its competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our boats. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our electric boats, decreased revenue and a loss of market share to competitors. Forza’s research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, Forza plans to upgrade or adapt its electric boats with the latest technology. However, our electric boats may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our boats. Additionally, the introduction and integration of new technologies into the electric boats may increase costs and capital expenditures required for the production and manufacture of boats and, if Forza is unable to cost efficiently implement such technologies or adjust its manufacturing operations, its business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

If Forza X1’s electric boats fail to perform as expected, its ability to develop, market and sell or lease its products could be harmed.

Once commercialization commences, Forza X1’s electric boats may contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. The boats will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If the boats contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of the boats take longer than expected to become available, are legally restricted or become subject to additional regulation, Forza X1’s ability to develop, market and sell its products and services could be harmed. Although Forza X1will attempt to remedy any issues it observes in its products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of its customers. Further, Forza X1’s limited operating history and limited field data reduces its ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of its battery packs, powertrains and boats. There can be no assurance that Forza X1 will be able to detect and fix any defects in its products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on boat features, or other failure of Forza X1’s boats to perform as expected, could harm its reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for Forza X1’s boats.

In addition, even if Forza X1’s boats function as designed, we expect that the battery efficiency, and hence the range, of its electric boats, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit boat battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease the boats’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that Forza X1 will be able to improve the performance of its battery packs, or increase its boats range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase Forza X1 boats and negatively impact its brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.

Forza X1’s boats will rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Forza X1’s boats are expected to rely on software and hardware that is highly technical and complex and may require modification and updates over the life of the boats. In addition, the boats will depend on the ability of such software and hardware to store, retrieve, process and manage large amounts of data. Forza X1’s software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise its ability to meet its objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although Forza X1 will attempt to remedy any issues it observes in its boats effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of its customers.

Additionally, if Forza X1 deploys updates to the software (whether to address issues, deliver new features or make desired modifications) and its over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software, the software within its customers’ boats will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If Forza X1 is unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in its software and hardware, or fails to deploy updates to its software properly, it would suffer damage to its reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Intellectual Property Risks

Forza X1’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to its products.

Forza cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or that it is the first party to file such a patent application. If another party has filed a patent application for the same subject matter as it has, it may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that Forza X1 files will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, its competitors may design around Forza X1’s issued patents, which may adversely affect its and our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If Forza X1’s patents expire or are not maintained, our patent applications are not granted or its patent rights are contested, circumvented, invalidated or limited in scope, it may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on its and our business, prospects, financial condition, results of operations, and cash flows.

We cannot assure you that Forza X1’s pending applications will issue as patents. Even if its patent applications issue into patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to Forza X1’s technology. The intellectual property rights of others could also bar Forza X1 from licensing and exploiting any patents that issue from its pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which Forza X1 has developed and are developing its technology. Many of these existing patents and patent applications might have priority over its patent applications and could subject its patents to invalidation or its patent applications to rejection. Finally, in addition to patents and patent applications that were filed before its patents and patent applications, any of its existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable.

We may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees and those of our subsidiaries were previously employed by other companies with similar or related technology, products or services. We and our subsidiaries are, and may in the future become, subject to claims that we, they or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we or our subsidiaries fail in defending such claims, we or they may be forced to pay monetary damages or be enjoined from using certain technology, products, services or knowledge. Even if we or they are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We and our subsidiaries plan to use open-source software in connection with the development and deployment of our and their products and services. Companies that use open-source software in connection with their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we or our subsidiaries could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open- source licensing terms. Some open-source software licenses may require users who distribute proprietary software containing or linked to open- source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open- source license, which could include proprietary source code. In such cases, the open- source software license may also restrict us from charging fees to licensees for their use of our software. While we and our subsidiaries will monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our or their proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open-source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platformer the platform of our subsidiaries depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our products, product candidates and brands.

We have not protected our intellectual property rights with respect to our gas-powered boats through patents or formal copyright registration, and we do not currently have any patent applications pending. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets, know-how and technology, which we have applied for patents, to protect the intellectual property behind our electric powertrain and for the construction of our boats. We have recently begun to use confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. We intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The price of our common stock has experienced volatility. On July 21, 2021, the closing price of our common stock on the Nasdaq was $7.49 per share, on January 27, 2022, the closing price of our common stock on the Nasdaq was $3.02 per share and on March 25, 2022 the closing price of our common stock on the Nasdaq was $3.55. It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report, as well as the following:

●	Our operating and financial performance and prospects;
●	Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	Conditions that impact demand for our products;
●	Future announcements concerning our business or our competitors’ businesses;
●	The public’s reaction to our press releases, other public announcements, and filings with the SEC;
●	The size of our public float;
●	Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	Strategic actions by us or our competitors, such as acquisitions or restructurings;
●	Changes in laws or regulations that adversely affect our industry or us;
●	Changes in accounting standards, policies, guidance, interpretations, or principles;
●	Changes in senior management or key personnel;
●	Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
●	Changes in our dividend policy;
●	Adverse resolution of new or pending litigation against us; and
●	Changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia) and responses to such events.

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

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit an investor’s ability to buy and sell our shares, have an adverse effect on the market for our shares and, thereby, depress their market prices.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things included in these provisions:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its office and production facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, the CEO and majority shareholder of the Company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $31,500 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term. We have engaged in several building improvement projects during the last year.

As our wholly owned subsidiary, Forza X1 currently shares our corporate headquarters.

While we believe these headquarters are adequate for our current operations and needs, we do believe that the capacity at the facility will not be sufficient to support both our full scale production and Forza X1’s full scale production. We have assigned to Forza X1 an agreement that provides an option to acquire 14.5 acres of undeveloped land in Fort Pierce, Florida. On December 6, 2021, Forza X1 paid the refundable deposit on the land purchase agreement. Forza X1 is currently designing a state-of-the-art manufacturing plant to be built on the parcel as its future boat manufacturing facility, both of which will be owned by Forza X1.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “VEEE” since July 21, 2021. The last price of our common stock as reported on the Nasdaq Capital Market LLC on March 29, 2022 was $3.68 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of March 29, 2022, we had 2 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

On May 13, 2021, the Company effected a forty-thousand (40,000)-for-one stock split to the shareholders of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

Dividend Policy

We did not pay a cash dividend during the 2021 or 2020 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company, Inc. (also known as Direct Transfer LLC).

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Use of Proceeds

On July 23, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. After deducting underwriting discounts and commissions of approximately $1,260,000, and other offering expenses payable by us of approximately $1,567,150, we received approximately $15,849,037 in net proceeds from our initial public offering. ThinkEquity LLC acted as the representative of the several underwriters for the offering. We also granted a 45-day option to the representative of the underwriters to purchase up to 450,000 additional shares of common stock solely to cover over-allotments, if any, which expired unexercised.

At the time of the initial public offering, the primary use of the net proceeds was as follows: (i) approximately $1,500,000 for production and marketing of our larger fully equipped boats.; (ii) approximately $2,500,000 for the design, development, testing, manufacturing and marketing of our new line of electric boats; (iii) approximately $6,000,000 for the design, development, testing, manufacturing and marketing of our fully electric propulsion system; (iv) approximately $3,500,000 for acquisition of waterfront property and development of the Electra Power Sports- EV Innovation & Testing Center, in Fort Pierce, Florida to build, design and manufacture our electric propulsion systems and (v) the balance for working capital.

It was originally anticipated that we would retrofit a gas-powered boat with an electric motor that would be designed by us and that we would also sell the motors to other third-party boat manufacturers to retrofit their boats. The retrofitting would require extensive development, testing and manufacturing of multiple variations of electric motors. However, consumer preference in the electric marine market was and is trending towards a single purchase of a fully integrated electric boat rather than a retrofitted existing gas and diesel fuel powered boat with electric outboard motors and battery packs. Therefore, we decided not to continue designing electric motors for retrofitting, resulting in us no longer needing any funding for the design, development, testing, manufacturing and marketing of our fully electric propulsion system and instead those funds are anticipated to be used for working capital needs. The remaining planned use of proceeds has not changed since the initial public offering.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2021.

Equity Compensation Plan Information

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan (the “2021 Plan”). The following table provides information, as of December 31, 2021 with respect to options outstanding under the 2021 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	713,612	5.13	286,388
Equity compensation plans not approved by security holders	—
Total	713,612	5.13	286,388

2021 Stock Incentive Plan

See “Executive Compensation and Director Compensation—Employee Benefit and Stock Plans—2021 Stock Incentive Plan” in Part III, Item 10 for a description of the Twin Vee PowerCats Co. 2021 Stock Incentive Plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which focuses on our results of operations, contains forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 10 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employed approximately 120 people at December 31, 2021, some of whom have been with our company for over twenty years.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment which is developing fully electric boats, through our wholly owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 19 independent boat dealers in 23 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our wholly owned subsidiary, Forza X1, Inc., is designing and developing a line of electric-powered catamaran boats ranging in size from 18-feet to 28-feet. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary single electric outboard motor. Both FX1 models are being designed with advanced high-powered, liquid-cooled battery packs that will be provided by the third-party supplier with whom we have entered into a five year supply agreement and a vehicle control unit with proprietary control software all integrated into a 22” master control touch screen that will be used to control most functions of the boat. We have also filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design.

In September of 2021 launched our wholly owned subsidiary, Fix My Boat Inc. Fix My Boat, will be the first nationally branded, mobile marine service company utilizing a franchise model for marine mechanics across the country.

During the second half of 2021 we shifted our focus from our IPO efforts to expanding our production. As we moved toward our goal of more than doubling production from one boat a week during the business slowdown in the first half of 2020 due to the COVID pandemic, to four boats per week, our operating expenses increased. More specifically, our headcount increased as we hired additional production employees and midlevel managers resulting in higher salaries and wages. We are continuing to employ higher qualified production and administrative staff to increase our productivity, efficiencies, and quality controls. We have also invested heavily in facility upgrades, additional equipment and molds, again in the efforts to increase our production output and quality.

Financial Condition

Our consolidated balance sheet indicates a strong financial position as of December 31, 2021. We finished the year with revenue up 43% over the prior year, and we saw our working capital increase by approximately $10.5 million for the year ended 2021, primarily resulting from our IPO on July 23, 2021. Our cash, cash equivalents and marketable securities were $13.0 million at December 31, 2021. Our property, plant, and equipment along with prepaid expenses went up notably, as we have invested in additional boat molds for new model, equipment to support our increased production levels, and leasehold improvements to improve the quality of our products.

While we have largely return to normal operations, the COVID-19 pandemic continues to cause challenges. During fiscal 2021, we experienced supply chain disruptions and an overall increase in the price of raw materials and other components used in our production. We also incurred higher labor costs and challenges to fill open positions due to a highly competitive job market. Additionally, we experienced periodic operational disruptions as our employees contracted or were potentially exposed to COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our future results of operations or financial condition.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table provides certain selected financial information for the years presented:

	Years Ended
	December 31,
	2021	2020	Change	% Change
Net sales	$15,774,170	$11,063,619	$4,710,551	43%
Cost of products sold	$9,498,384	$6,289,316	$(3,209,068)	51%
Gross profit	$6,275,786	$4,774,303	$1,501,483	31%
Operating expenses	$7,906,507	$4,053,469	$(3,853,038)	95%
(Loss) income from operations	$(1,630,721)	$720,834	$(2,351,555)	326%
Other income	$619,712	$450,243	$169,469	38%
Net (loss) income	$(1,011,009)	$1,171,077	$(2,182,086)	186%
Basic and dilutive (loss) income per share of common stock	$(0.19)	$0.29	$(0.48)	166%
Weighted average number of shares of common stock outstanding	5,331,400	4,000,000

Net Sales and Cost Sales

Our net sales increased $4,710,551, or 43% to $15,774,170 for the year ended December 31, 2021 from $11,063,619 for the year ended December 31, 2020. We attribute the large increase in net sales to a strengthening economy during 2021 compared to 2020. During the first half of 2020, we were impacted significantly by COVID-19, during the 3rd quarter of 2020 we started to see a rebound in sales as the economy started to strengthen. The number of boats sold during fiscal year ended December 31, 2021 increased 27% over the number of our boats sold during the fiscal year ended December 31, 2020, due not only to the strengthening economy over 2020, but also our increased production plan that we focused on during the second half of 2021. Additionally, we have increased our sale prices to help offset the increases in operating expenses, which includes increased labor cost, described below, in addition to increased costs of production supplies to protect against supply chain shortages. Our average revenue per unit for the year ended December 31, 2021 is up approximately 12% over revenue per unit for the year ended December 31, 2020. The average revenue per unit increase, is not only due to our increase in sales prices, we also attribute this increase to a shift in our model mix. Early in 2021, we discontinued our 19-foot model, which equaled approximately 5% of our sales in the previous year. We further saw a decrease in our 24-foot model over the prior year, while our larger models all saw increases.

Gross Profit

Gross profits increased by $1,501,483, or 31% to $6,275,786 for the year ended December 31,2021 from $4,774,303 for the year ended December 31, 2020. Gross profit as a percentage of sales, for the year ended December 31, 2021 and 2020 was 40% and 43% respectively. We attribute the 3% decline in gross profit percentage to increased cost of raw materials and purchased components. We anticipate continued pressure on our gross profit percentage due to price increases on raw materials and purchased components.

Total Operating Expenses

Our total operating expenses for the year ended December 31, 2021 and 2020 were $7,906,507 and $4,053,469 respectively. Operating expenses as a percentage of sales were 50% compared to 37% in the prior year.

Selling, general and administrative expenses increased by approximately 98%, or $853,676 to $1,726,345 for the year ended December 31, 2021, compared to $872,669 for the year ended December 31, 2020. The large portion of the increase resulted from expenses totaling $332,910 incurred from being publicly traded company, which we did not incur in the prior year including, directors and officers insurance, filing fees, legal expenses and investor relations costs. Our repairs and maintenance increased $168,047 or 168%, primarily due to equipment repairs and increased garbage disposal for our increased production levels. We also incurred significant increases our liability insurance and workers compensation insurance totaling $89,761, an increase of 76%, due to our increased revenue levels and increased wages. Numerous other items make up the remaining $262,958 of increased selling, general and administrative expense increase.

Salaries and wages increased by approximately 88%, or $2,531,826 to $5,389,599 for the year ended December 31, 2021, compared to $2,857,773 for the year ended December 31, 2020. The increase in salaries and wages of $2,531,826 was the result of aggressively ramping up of production, which required increasing our production and adding mid-level staff. Included in salaries and wages for the year ended December 31, 2021 was a charge for non-cash stock-based compensation expense of $309,832 due to the issuance of options to employees. We have also incurred production and executive bonus expense of $560,299 for the year ended December 31, 2021 compared to $168,304 for the year ended December 31, 2020, an increase of $391,995, as a result of meeting our 2021 production objectives. The remaining increase of salaries and wages during the year ended December 31, 2021 was associated with payroll taxes and benefits.

Professional fees increased by 128%, or $213,630 to $380,929 for the year ended December 31, 2021, compared to $167,299 for the year ended 2020. This increase was primarily due to the additional costs we incurred associated with being a public company and included an increase in audit, legal and related consulting fees in order to fulfill our public company SEC reporting obligations.

Depreciation expense for the year ended December 31, 2021 increased by 27%, or $42,795 to $198,523 for the year ended December 31, compared to $155,728 in December 31, 2020. During the year ended December 31, 2021 we made significant investments in equipment, leasehold improvements and boat molds that resulted in an increased our depreciation expense.

Research and design expenses for the year ended December 31, 2021, was $211,111 compared to $0, for the year ended December 31,2020. These expenses are associated with our development of our electric propulsion system for Forza X1.

Other income increased by 38%, or $169,469 to $619,712 for the year ended December 31, 2021, compared to income of $450,243 for the year ended, 2020. The increase in other income is primarily the result of $608,224 in government grant income associated with our PPP loan that was recognized in 2021, lower interest expense, and a gain from insurance recovery net of loss on disposal of assets of $434,724. This was offset by a loss on the disposal of assets of $254,600 in 2021 and the forgiveness of our PPP loan in 2020.

Net Loss

Net loss for the year ended December 31, 2021 was $1,011,009, compared to net income of $1,171,077 for the year ended December 31, 2020. We have spent much of 2021 assembling the tools and people necessary to increase production levels. While our revenue levels increased, our expenses also increased. That coupled with the additional expenses associated with being a public company and our research and development efforts for our electric boat division, resulted in a net loss for 2021. With these investments, we are building the foundation for our future, not only for our gas powered boats, but also for our electric boat division. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but are encouraged by our continued increase in revenue. Basic and dilutive loss per share of common stock for the year ended December 31, 2021, ($0.19) compared to basic and dilutive income per share of common stock for the year ended December 31, 2020, $0.29.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2021 was net cash received from our initial public offering. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff and increasing inventory levels to meet the increase in demand for our products. With uncertainty on component availability, prolonged lead time and rising prices, we have been adding to our inventory far earlier than previous years.

The following table provide selected financial data about us as of December 31, 2021 and December 31,2020.

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$6,975,302	$891,816
Marketable securities	$6,064,097	$—
Current assets	$13,073,346	$1,834,942
Current liabilities	$2,155,420	$1,440,067
Working capital	$10,917,926	$394,875

As of December 31, 2021, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Annual Report on Form 10-K. As of December 31, 2021, we had $13,039,399 of cash, cash equivalents and marketable securities, total current assets of $13,073,346, and total assets of $20,599,184. Our total liabilities were $3,899,484. Our total liabilities were comprised of current liabilities of $2,155,420 which included accounts payable and accrued liabilities of $1,657,675, contract liability of $14,100 due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $368,602, and long-term liabilities of $1,744,064. As of December 31, 2020, we had $891,816 of cash and cash equivalents, total current assets of $1,834,942 and total assets of $4,504,566. Our total current liabilities were $1,440,067 and total liabilities of $2,955,726 which included long-term operating lease liabilities for the lease of our facility.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year.

 Cash Flow

	Years Ended
	December 31,
	2021	2020	Change	% Change
Cash (used in) provided by operating activities	$(1,947,539)	$364,648	$(1,582,891)	(434%)
Cash used in investing activities	$(8,037,264)	$(200,452)	$7,836,812	(3,910%)
Cash provided by financing activities	$16,068,289	$512,046	$15,556,243	3,038%
Cash at end of year	$6,975,302	$891,816	$6,083,486	682%

Cash Flow from Operating Activities

For the year ended December 31, 2021, net cash flows used in operating activities was $1,947,539 compared to $364,648 in cash flow provided from operating activities during the year ended December 31, 2020. We have increased inventory levels by $913,510, due to supply chain delays that continue to impact lead time and parts availability. Prepaid expenses and other current assets increased by $903,406, primarily due to Directors and Officers Insurance being paid upfront. Our net loss from operation was $1,011,009, was decreased by non-cash expenses of approximately $1,200,065, primarily due government grant income of $608,224, stock-based compensation of $309,832, change of right-of-use asset and lease liabilities of $384,791, gain on disposal of assets of $224,037 and depreciation of $198,523.

Cash Flow from Investing Activities

During the year ended December 31, 2021, we used $8,037,264 for investment activities, compared to $200,452 used during the year ended December 31,2020. Approximately, $6,096,562 was invested in marketable securities and $1,940,702 was used to purchase property and equipment. The majority of the investment for property and equipment included $652,229 for new boat model molds, $557,324 for building roof repairs and ventilation system improvements, $357,935 for new production equipment, $164,000 for electric boat tooling and $101,984 for production vehicles.

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $16,068,289, compared to $512,046 during the year ended December 31, 2020, primarily consisting of net proceeds from our IPO of $15,852,037, proceeds from PPP loan of $608,224 and $44,628 from the repayment of advances from related parties, offset by repayments to related parties of approximately $331,100 and deferred financing costs of $105,500.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our consolidated financial statements contained herein contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Twin Vee Powercats Co. and subsidiaries

CONSOLIDTAED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and the Stockholders of

Twin Vee Powercats Co. and Subsidiaries

Fort Pierce, Florida

Opinion on the Financial Statement

We have audited the accompanying consolidated financial statements of Twin Vee Powercats Co. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets at December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2020.

Jericho, New York

March 30, 2022

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

(F/K/A TWIN VEE CATAMARANS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$6,975,302	$891,816
Accounts receivable	5,137	—
Marketable securities	2,996,960	—
Inventories	1,799,769	936,676
Deferred offering costs	105,500	—
Due from affiliated companies	286,922	6,100
Prepaid expenses and other current assets	903,756	350
Total Current Assets	13,073,346	1,834,942

Marketable securities – non current	3,067,137	—
Property and equipment, net	2,883,171	1,365,029
Operating lease right of use asset	1,550,530	1,279,595
Security deposit	25,000	25,000
Total Assets	$20,599,184	$4,504,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,200,861	$799,280
Accrued liabilities	456,814	217,936
Contract liabilities	14,100	6,784
Due to affiliated companies	115,043	120,693
Operating lease right of use liability	368,602	295,374
Total Current Liabilities	2,155,420	1,440,067
Economic Injury Disaster Loan	499,900	499,900
Operating lease liability – noncurrent	1,244,164	1,015,759
Total Liabilities	3,899,484	2,955,726

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 7,000,000 and 4,000,000 shares issued and outstanding, respectively	7,000	4,000
Additional paid-in capital	18,710,256	2,551,387
Accumulated deficit	(2,017,556)	(1,006,547)
Total Stockholders’ Equity	16,699,700	1,548,840

Total Liabilities and Stockholders’ Equity	$20,599,184	$4,504,566

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUSIDIARIES

(F/K/A TWIN VEE CATAMARANS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2021	2020

Net sales	$15,774,170	$11,063,619
Cost of products sold	9,498,384	6,289,316
Gross profit	6,275,786	4,774,303

Operating expenses:
Selling, general and administrative	1,726,345	872,669
Salaries and wages	5,389,599	2,857,773
Research and development	211,111	—
Professional fees	380,929	167,299
Depreciation	198,523	155,728
Total operating expenses	7,906,507	4,053,469

(Loss) from operations	(1,630,721)	720,834

Other income:
Other income	538	—
Interest expense	(136,709)	(178,584)
Loss on disposal of assets	(254,600)	19,327
Gain from insurance recovery	434,724	—
Net change in fair value of marketable securities	(32,465)	—
Government grant income	608,224	—
Forgiveness of PPP loan	—	609,500
Total other income	619,712	450,243

Net (loss) income	$(1,011,009)	$1,171,077

Basic and dilutive (loss) income per share of common stock	$(0.19)	$0.29
Weighted average number of shares of common stock outstanding	5,331,400	4,000,000

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

(F/K/A TWIN VEE CATAMARANS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	4,000,000	$4,000	$2,289,231	$(2,177,624)	$115,607
Capital contribution of advances from parent			262,156		262,156
Net income for the year	—	—	—	1,171,077	1,171,077
Balance at December 31, 2020	4,000,000	$4,000	$2,551,387	$(1,006,547)	$1,548,840
Common stock issued for cash, net	3,000,000	3,000	15,849,037	—	15,852,037
Stock-based compensation	—	—	309,832	—	309,832
Net loss for the year				(1,011,009)	(1,011,009)
Balance, December 31, 2021	7,000,000	$7,000	$18,710,256	$(2,017,556)	$16,699,700

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUSIDIARIES

(F/K/A TWIN VEE CATAMARANS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities
Net (loss) income	$(1,011,009)	$1,171,077
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	309,832	—
Impairment loss	50,417	—
Depreciation and amortization	198,523	155,728
Gain (loss) on disposal of asset	224,037	(19,327)
Gain on government grant	(608,224)	—
Gain on forgiveness of Paycheck Protection Program loan	—	(609,500)
Change of ROU and lease liabilities	384,791	307,143
Net change in fair value of marketable securities	32,465	—
Changes in operating assets and liabilities:
Accounts receivable	(5,137)	—
Inventories	(913,510)	(232,520)
Prepaid expenses and other current assets	(903,406)	11,846
Accounts payable	401,581	(64,362)
Accrued liabilities	238,878	(15,114)
Operating lease liabilities	(354,093)	(275,605)
Contract liabilities	7,316	(64,718)
Net cash (used in) provided operating activities	(1,947,539)	364,648

Cash Flows From Investing Activities
Security deposit	—	(25,000)
Proceeds from sale of equipment	—	349,744
Net purchases of investment in trading marketable securities	(6,096,562)	—
Purchase of property and equipment	(1,940,702)	(525,196)
Net cash used in investing activities	(8,037,264)	(200,452)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	15,852,037	—
Deferred offering cost	(105,500)	—
Capital contribution from Parent, net	—	262,156
Proceeds from government grant	608,224	—
Proceeds from Paycheck Protection Program loan	—	609,500
Proceeds from EIDL loan	—	499,900
Repayment of note payable related party	—	(497,650)
Advances from related parties	44,628	90,000
Repayment to related parties	(331,100)	(6,100)
Payment of capital lease obligation	—	(445,760)
Net cash provided by financing activities	16,068,289	512,046

Net change in cash and cash equivalents	6,083,486	676,242
Cash at beginning of year	891,816	215,574
Cash and cash equivalents at end of year	$6,975,302	$891,816

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$165,195	$120,604

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$655,726	$1,586,738

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

(F/K/A TWIN VEE CATAMARANS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

On October 15, 2021, the Company incorporated Electra Power Sports, Inc., and subsequently changed the name to Forza X1, Inc. (“Forza X1” “Forza) October 29, 2021. Forza X1, Inc. aims to be among the first to develop and manufacture electric boats targeting the recreational market. We are focused on the creation and implementation of marine electric vehicle (“EV”) technology to control and power our electric boats utilizing our proprietary outboard electric motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system.

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries Fix My Boat and Forza X1, collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Common Stock Split

On May 13, 2021, the Company effected a forty thousand (40,000)-for-one stock split to the shareholder of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the consolidated balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At December 31, 2021 and 2020, the Company had customer deposits of $14,100 and $6,784, respectively, and is expected to be recognized as revenue within a one-year period.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2021 and December 31, 2020, the Company had $6,725,302 and $641,816, respectively, in excess of FDIC insured limits.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $6,975,302 and $891,816, respectively.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured as fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires it to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of cash equivalents approximate their fair value due to their liquid or short-term nature, such as accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, except for assets held under capital leases, for which the Company records depreciation and amortization based on the shorter of the asset’s useful life or the term of the lease. The estimated useful lives of property and equipment range from three to five years. Upon sale or retirement, the cost and related accumulated depreciation is eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

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

Product Warranty Costs

As required by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 460, Guarantees, the Company is including the following disclosure applicable to its product warranties.

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

The following table shows the changes in the aggregate product warranty liability for the years ended December 31, 2021 and December 31, 2020, respectively:

	2021	2020
Balance as of beginning of year	$75,000	$75,000
Less: Payments made	(75,012)	(63,606)
Add: Provision for current years warranty	75,012	63,606
Balance as of end of year	$75,000	$75,000

Advertising

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2021 and 2020, advertising costs incurred by the Company totaled $57,042 and $28,736, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

 Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the twelve months ended December 31, 2021 and 2020, research and development costs amounted to $211,111 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments is recognized on a straight-line basis over the lease term.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the twelve months ended December 31, 2021, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the years ended December 31, 2021, and 2020, total purchases from this vendor were $3,149,300 and $1,898,327, respectively.

Paycheck Protection Program

As U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 “(IAS 20)”, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recover or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company files income tax returns in the U.S. federal jurisdiction and various states.

Recently Adopted Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates (“ASU”) recently issued by FASB and determined that they are not applicable to the Company.

2. Marketable Securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows:

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$5,549,670	$—	$5,549,670
Certificated of Deposits	514,427	—	514,427
Money market funds (1)	6,975,302	6,384,541	—
Total marketable securities	$13,039,399	$6,384,541	$6,064,097

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

The Company’s investments in US government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2021. The Company’s investments in corporate bonds, commercial paper and certificated of deposits are measured based on quotes from market makers for similar items in active markets.

The Company did not have any marketable securities at December 31, 2020

3. Inventories

At December 31, 2021 and December 31, 2020 inventories consisted of the following:

	December 31,	December 31,
	2021	2020
Raw Materials	$1,518,947	$763,633
Work in Process	240,256	173,043
Finished Product	40,566	—
Total Inventory	$1,799,769	$936,676

4. Property and Equipment

At December 31, 2021 and December 31, 2020, property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Machinery and equipment	$1,343,797	$985,862
Furniture and fixtures	1,850	1,850
Leasehold improvements	786,199	228,875
Software and website development	113,120	113,120
Computer hardware and software	76,598	49,967
Boat molds	778,229	126,000
Vehicles	101,984	0
Electric prototypes and tooling	142,526	146,232
	3,344,303	1,651,906
Less accumulated depreciation and amortization	(461,132)	(286,877)
	$2,883,171	$1,365,029

Depreciation and amortization expense of property and equipment for the twelve months ended December 31, 2021 and 2020 is $198,523 and $155,728, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% and 1.67% at December 31, 2021 and December 31, 2020, respectively.

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

At December 31, 2021 and December 31, 2020, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2021	2020
Operating lease ROU asset	$1,550,530	$1,279,595

	December 31,	December 31,
	2021	2020
Operating lease liabilities:
Current portion	$368,602	$295,374
Non-current portion	1,244,164	1,015,759
Total lease liabilities	$1,612,766	$1,311,133

At December 31, 2021, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31,
2022	$373,800
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,625,027
Less imputed interest	(12,261)
Total	$1,612,766

The following summarizes other supplemental information about the Company’s operating lease:

December 31, 2021
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	4.25

	Twelve Months Ended
	December 31,
	2021	2020
Operating lease cost	$390,699	$303,910
Total lease cost	$390,699	$303,910

6. Accrued Liabilities

At December 31, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued wages and benefits	$185,402	$60,988
Accrued bonus	30,000	0
Accrued warranty	75,000	75,000
Accrued rebates	60,000	0
Accrued interest	33,852	62,317
Accrued operating expense	72,560	19,631
Total accrued liabilities	$456,814	$217,936

7. Government Grant Income – Paycheck Protection Program

In response to the coronavirus disease (“Covid-19”) COVID-19 pandemic, the second PPP was established under Consolidated Appropriations Act (“CAA”) and administered by the Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

On March 19, 2021, the Company received a loan of $608,224 under the PPP provided by SunTrust/Trust Bank. The loan bears interest at 1.0% and has an initial deferment period wherein no payments are due until the application for forgiveness is submitted, not to exceed ten months from the covered period. After the deferment period, if the loan is not forgiven under the terms of the PPP, the loan and interest will be paid back over the remaining period through maturity in March 2026. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of the PPP and therefore consider the loan to be substantively a conditional government grant to be accounted for using an analogy to IAS 20.

As the Company believes that it completed the required activities by utilizing the PPP proceeds for payroll and other qualified expenditures prior to December 31, 2021, it has recognized PPP government grant income for the full amount of the PPP loan, $608,224, and no liability for the PPP loan is reflected in the consolidated balance sheet as of December 31, 2021.

8. Forgiveness of Debt – Paycheck Protection Program

In response to the COVID-19 pandemic, the PPP was established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and administrated by the SBA. Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

In April 2020, the Company received a loan of $609,500 from a bank under the PPP loan program. The loan bears interest at 1%, with principal and interest payments deferred until the application of the forgiveness is submitted, not to exceed ten months from the covered period. After that, the loan and interest would be paid back over a period of 5 years, if the loan is not forgiven under the terms of the PPP. Funds from the loan were only to be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other dept obligations incurred.

On December 31, 2020, the Company was approved for full forgiveness of the loan principal and interest in the amount of $609,500. The Company recognized $609,500 of forgiveness of PPP loan on the consolidated statement of operations during the year ended December 31, 2020.

9. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900. The loan is in response to the COVID-19 Pandemic. The loan is a 30-year loan with an interest rate of 3.75%, monthly payments of $2,437 to begin October 22, 2022, under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan has an initial deferment period wherein no payments are due for thirty months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

As part of the EIDL loan, the Company granted the SBA a continuing security interest in and to any and all collateral to secure payment and performance of all debts, liabilities and obligations of the Company to the SBA under the EIDL loan. The collateral includes substantially all tangible and intangible personal property of the Company.

A summary of the minimum maturities of term debt follows for the years ending December 31, 2021.

Year
2022	$2,171
2023	8,892
2024	9,231
2025	9,583
2026 and thereafter	470,023
Total	$499,900

10. Related Party Transactions

On December 31, 2018, the Company entered into a loan and promissory note with Joseph C. Visconti, the CEO and majority shareholder of the Company. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the twelve months ended December 31, 2021, the Company repaid $27,850. At December 31, 2021 and December 31, 2020, the outstanding amount of the note payable was $0 and $27,850, respectively.

As discussed in note 5, the Company has leased its facilities from a company owned by its CEO.

During the twelve months ended December 31, 2021, and 2020, the Company had purchases of $90,417 and $0, respectively, from a related party. The Company paid $90,417 to our parent company, Twin Vee PowerCats, Inc., to purchase a 36-foot used catamaran boat.

During twelve months ended December 31, 2021, and 2020, the Company recorded management fees of $42,000 and $0, respectively, paid to its shareholder parent company.

During the years ending December 31, 2021 and 2020, the Company paid bills on behalf of our parent company. At December 31, 2021 and 2020, due from affiliated companies was $286,622, and $6,100, respectively. During the years ending December 31, 2021 and 2020, our parent company funded certain expenditure which resulted in advances from affiliated companies. At December 31, 2021 and 2020, advance from affiliated companies was $115,043 and $120,693, respectively. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $4,273,258 and $1,790,000 as of December 31, 2021, and December 31, 2020, respectively. The Company incurred no impact from repurchase events during the twelve months ended December 31, 2021 and December 31, 2020.

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

12. Stockholder’s Equity

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

Common Stock Warrants

As of December 31, 2021, the Company has outstanding warrants to purchase 3,000,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters in connection with the IPO. There was no warrant activity during the year ended December 31, 2021 other than the warrant issuance.

Equity Compensation Plans

The Company maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plans. As of December 31, 2021, there were 286,388 shares remaining available for grant under these plans.

Accounting for Stock-Based Compensation

Stock Compensation Expense - For the year ended December 31, 2021, the Company recorded $309,832 of stock-based compensation expense in the accompanying consolidated statement of operations. For the year ended December 31, 2020, the Company did not issue any stock-based compensation expense.

Stock Options. Under the Company’s 2021 Stock Incentive Plan the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date pf grant. The Company utilized the following assumptions for option grants during the year ended December 31, 2021:

Year Ended
December 31,
2021
Expected term	4.94 - 5 years
Expected average volatility	49-55%
Expected dividend yieldy	—
Risk-free interest rate	0.72 – 1%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option
Outstanding, December 31, 2020	—	$—	—	$—
Granted	754,000	5.15	10.00	1,573,297
Exercised	—	—	—	—
Forfeited/canceled	(40,388)	(5.53)	(9.73)	(95,003)
Outstanding, December 31, 2021	713,612	$5.13	9.54	$1,478,294

Exercisable options, December 31, 2021	102,865	$5.70	9.46

At December 31, 2021, the Company had 713,612 options outstanding, 610,747 shares are unvested and expected to vest over the next five years.

13. Major Customers

During the year ended December 31, 2021, Boat House Marine Center, Palm City Yachts, Paradis, Seven Sports Marine and Wefings had sales of over 10% of our total sales, combined the five customers represented 67% of total sales. During the year ended December 31, 2020, Wefings had sales of over 11% of our total sales.

14. Gain from Insurance recovery

During May 2021, the Company experienced a thermal event on the electric boat prototype rendering it unusable for further testing. Additionally, the Company experienced a building fire in one of the outer storage buildings resulting in the need for demolition. This had no impact on production as this was an extra storage building not necessary for business operations. The Company recorded a loss on disposal of asset from fire of $249,499 and gain from insurance recovery of $434,724, during the year ended December 31, 2021.

15. Income Tax

Due to operating losses and the recognition of valuation allowances, the Company has no provision for a current and deferred federal or state income taxes in 2021. In 2020, the Company reversed valuation allowances against previously reserved deferred tax assets, accordingly, there was no provision for current and deferred federal or state income taxes.

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

	December 31,	December 31,
	2021	2020

Non-operating loss carryforward	$3,800,000	$2,175,000
Valuation allowance	(3,800,000)	(2,175,000)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During year ended December 31, 2021, the valuation allowance increased by approximately $375,000. The Company has net operating and economic loss carry-forwards of approximately $3.8 million available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2018 to 2020 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2018 to 2020, are subject to review by the tax authorities.

16. Net (Loss) Income Per Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock has been computed on the basis of the weighted average number of shares outstanding plus equivalent shares of common stock assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that share or decrease loss per share) are excluded from the calculation of diluted net loss per share of common stock.

Basic and diluted loss per common share have been computed based on the following as of years ending December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Numerator for basic and diluted net (loss) income per share:

Net (loss) income	$(1,011,009)	$1,171,077

Denominator:
For basic net (loss) income per share - weighted average common shares outstanding	5,331,400	4,000,000
Effect of dilutive stock options	—	—
For diluted net (loss) income per share - weighted average common shares outstanding	5,331,400	4,000,000

Net (loss) income per share -Basic:
Net (loss) income per share	$(0.19)	$0.29

Net (loss) income per share - Diluted:
Net (loss) income per share	$(0.19)	$0.29

For the years ended December 31, 2021 and 2020, all potentially dilutive securities were antidilutive.

17. Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

We reported our financial performance based on the following segments: Gas-powered Boats, Franchise and Electric Boats.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for business segments are generally based on the sale of boats and the sale of franchises. Operating income (loss) for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by reportable segments for the years ended December 31,2021 and 2020:

Boat	2021	2020
Net sales	$15,757,435	$11,063,619
Cost of products sold	9,483,158	6,289,316
Operating expense	7,461,787	4,053,469
Income (loss) from operations	(1,187,510)	$720,834
Other income	699,486	—
Net loss	$(488,024)	$—

Franchise
Net sales	$16,735	$—
Cost of products sold	15,226	—
Operating expense	63,173	—
Income (loss) from operations	(61,664)	—
Other loss	(3,769)	—
Net loss	$(65,433)	$—

Electric Boat and Development
Net sales	$—	$—
Cost of products sold	—	—
Operating expense	381,547	—
Loss from operations	(381,547)	—
Other loss	(76,005)	—
Net loss	$(457,552)	$—

Property and equipment, net classified by business were as follows:

	December 31,	December 31,
	2021	2020
Gas-Powered Boats	$2,547,410	$1,365,029
Franchise	$100,196	$—
Electric-Boats	$235,565	$—

18. Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through to March 30, 2022, the date the consolidated financial statements were available to be issued and determined the following items are relevant to disclosure:

The Company granted under its 2021 Stock Incentive Plan, stock options to purchase 240,000 and 12,000 share of the Company’s common stock, to two consultants. The grants occurred on January 7, 2022 and February 15, 2022, with and exercise price of $3.99 and $3.77, respectively. The January 7, 2022 options vest according to set production accomplishments, while the February 15, 2022 options vest in five monthly installments commencing on the first day of the month following the issuance date, and are subject to consultants continued service to Twin Vee through each of the vesting dates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were not effective.

The Company has material weaknesses pertaining to controls that address segregation of duties across financially relevant functions and applications used in financial reporting. We have concluded that these material weaknesses existed because, as a small company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. The Company’s plan to remediate the material weakness in its internal control over financial reporting includes increasing staffing with its finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of its internally prepared financial statements.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively recruiting to retain a full-time controller and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2021, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by Grassi & Co., CPAs, P.C. (“Grassi”), our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	56	Chief Executive Officer, President and Director
Preston Yarborough	41	Vice President and Director
Carrie Gunnerson	46	Chief Financial Officer

Non-Employee Directors:
Bard Rockenbach (1)(2)(3)	60	Director
James Melvin (1)(2)(3)	59	Director
Neil Ross (1)(2)(3)(6)	60	Director
Steven A. Shallcross (1)(2)(3)(4)(5)	60	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the corporate governance and nominating committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of corporate governance and nominating committee

Executive Officers

Joseph Visconti has been our Chief Executive Officer, President and Director since 2015. With over 25 years of executive level operational and financial experience, Mr. Visconti was the founder, CEO and President of two previous companies, the first company was a regional Investment Bank that he built to over 400 employees and sold in 2000. The second company was ValueRich, a financial media company that was taken public on the American Stock Exchange in 2007. ValueRich transitioned from media related business to Twin Vee PowerCats, Inc. in 2015. Mr. Visconti has experience building teams of professionals with a focus on product development and bringing those products to market. Mr. Visconti received his Associate’s degree from Lynn University in 1984. We believe that Mr. Visconti’s experience leading us and our parent company and his operational and financial experience makes him well qualified to be a director of the Company.

Preston Yarborough has been our Vice President since our inception, our Director since August 2010 and has acted as the Director of Product Development of our parent company since August 2010. We believe Mr. Yarborough’s history and experience developing products and managing the development of new products with us and our parent company make him a valuable member of our board and management.

Carrie Gunnerson has been our Chief Financial Officer since October 2021. Ms. Gunnerson, operated Gunnerson Consulting from August 1, 2020 until September 30, 2021, specializing in financial consulting for small to midsized organization. Ms. Gunnerson served as the President and Chief Executive Officer of Art’s Way Manufacturing Co., Inc. (“Art’s Way”) from October 18, 2007 until July 21, 2020, as its Chief Financial Officer from July 2004 until January 2012 and interim from September 2012 until January 22, 2015 and again from May 31, 2018 until February 1, 2020. Prior to joining Art’s Way in 2004, from 2001 until 2004 Ms. Gunnerson was employed by Tyco Plastics Inc., where she was responsible for all of the functions of a controller. Ms. Gunnerson was named a director of the Farm Equipment Manufacturers Association, from November 2016 through July 2020.

Independent Directors

Bard Rockenbach has been a member of our Board of Directors since November 7, 2021. Mr. Rockenbach has been a practicing attorney for 33 years. Since January 2005, he has been the managing partner of Burlington & Rockenbach, P.A., a trial and appellate litigation law firm in West Palm Beach, Florida. Before forming Burlington & Rockenbach, P.A., Rockenbach was a solo practitioner and also worked for insurance defense law firms throughout Florida. Mr. Rockenbach is board certified by the Florida Bar Association in appellate practice and has over 250 published decisions. In addition to his legal experience, Mr. Rockenbach has served on the Board of Directors of the Appellate Practice Section of the Florida Justice Association as both a chairman and a director. He was also the chairman of the Palm Beach County Bar Association Technology Committee. Mr. Rockenbach has a Bachelor of Science in Accounting from the University of Florida and a Juris Doctor from the Stetson University College of Law.

James Melvin has been a member of our Board of Directors since April 8, 2021. Mr. Melvin, a multiple class world and national sailboat champion, is an innovative designer of yachts and aircrafts. He founded Morrelli & Melvin in 1992, a design and engineering company specializing in sailboats and yachts and has served as its Chief Executive Officer since its inception. Since October 2019, he has served as the President of Pro Coach Boats LLC, a company he founded that manufacturer and sells boats, and since May 2019, he has served as the Chief Technology Officer of Argo Rocket Marine LLC, a provider of space industry marine services and products. Mr. Melvin received his degree in Aerospace Engineering from Boston University. We believe that Mr. Melvin’s expertise in designing boats and aircraft and managing all aspects of a boat company, as well as his passion for boats and sailing make him an invaluable member of our Board and well qualified to be a director of the Company.

Neil Ross has been a member of our Board of Directors since April 8, 2021. He has over 30 years of experience in launching products and companies and promoting and growing brands. He has served as the Chief Executive Officer of James Ross Advertising since founding it in February 2003. Most notably, Neil has extensive marine experience partnering with brands like Galati Yachts Sales, Jefferson Beach Yacht Sales, Allied Marine, Bertram Yachts, Twin Vee, Jupiter Marine and Sealine to name a few. Mr. Ross received his Bachelor’s degree from Florida State University. We believe Mr. Ross’ experience in the yacht and boating industry as well as his expertise in brand awareness and growth makes him well qualified to be a director of the Company.

Steven A. Shallcross has been a member of our Board of Directors since April 8, 2021. Mr. Shallcross has also served as a Board member of Elys Game Technologies, Corp. (NASDAQ: ELYS) an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry since June 13, 2019, and Synthetic Biologics Inc. (NYSE American: SYN) (“Synthetic Biologics”) since December 6, 2018 and as its Chief Executive Officer, a position he was appointed to on December 6, 2018 where he currently serves as Chief Financial Officer. Mr. Shallcross was appointed as the Interim Chief Executive Officer of Synthetic Biologics on December 5, 2017 and has served as its Chief Financial Officer, Treasurer and Secretary since June 2015. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois. We believe that Mr. Shallcross’ operational, financial and international experience, as well as an established track record at leading the financial development and strategy for several publicly traded companies, makes him well qualified to be a director of the Company.

Significant Employee

Jim Leffew was appointed as President of Forza in December 2021. Mr. Leffew served as the Senior Vice President, Manufacturing of Maverick Boat Group, Inc. from September 1999 until April 2021, where he was responsible for overseeing manufacturing operations and over 450 direct employees at a company with over $125 million in sales. Prior to joining Maverick Boat Group, Inc., from September 1994 to September 1999 he was a Facilities Director at the Harbor Branch Oceanographic Institution where he directed all construction and maintenance needs for an over 500,000 square foot mixed-use space and managed a budget exceeding $5 million a year. Mr. Leffew received his Bachelor of Science in Mechanical Engineering from the University of Central Florida in July 1987. Mr. Leffew’s history and experience manufacturing products, budgeting and forecasting and managing direct employees will make him a valuable member of our management.

Family Relationships

No family relationships exist between any director, executive officer or person nominated or chosen to be a director or officer.

Board of Directors Composition

Our board of directors currently consists of six members. The number of directors will be fixed by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our certificate of incorporation provides that our board of directors is divided into three (3) classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three (3) classes as follows:

●	the Class I directors are Neil Ross and Bard Rockenbach, and their terms will expire at the annual meeting of stockholders to be held in 2022;

●	the Class II directors are James Melvin and Preston Yarborough, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

●	the Class III directors are Steven A. Shallcross and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders, upon the expiration of the term of a class of directors, the successor to each such director in the class will be elected to serve from the time of election and qualification until the third annual meeting following his or her election and until his or her successor is duly elected and qualified, in accordance with our certificate of incorporation. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors.

This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

In addition, under the terms of our certificate of incorporation and our bylaws, members of our board of directors may only be removed for cause. This may also have the effect of delaying or preventing changes in control of our company.

Director Independence

Our common stock has traded The Nasdaq Capital Market, or Nasdaq, under the symbol “VEEE” since July 21, 2021. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board of directors committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. Rockenbach, Ross, Melvin, and Shallcross have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1under the Exchange Act.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Board of Directors Leadership Structure

Our Chief Executive Officer serves as our Chairman of the Board. Our Board does not have a lead independent director. Our Board has determined its leadership structure is appropriate and effective given our stage of development.

Board of Directors Committees

We currently have an audit committee, a compensation committee and a corporate governance and nominating committee, each of which have the composition and the responsibilities described below. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Bard Rockenbach	Member	Member	Member
James Melvin	Member	Member	Member
Neil Ross	Member	Member	Chairman
Steven A. Shallcross	Chairman	Chairman	Member

 Audit Committee

The members of our audit committee consist of Bard Rockenbach, James Melvin, Neil Ross and Steven A. Shallcross. Mr. Shallcross serves as the chair of our audit committee. All of the members of the audit committee are independent, as that term is defined under the rules of Nasdaq. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. Specifically, the audit committee will:

●	select and hire the independent registered public accounting firm to audit our financial statements;

●	help to ensure the independence and performance of the independent registered public accounting firm;

●	approve audit and non-audit services and fees;

●	review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	prepare the audit committee report that the SEC requires to be included in our annual proxy statement;

●	review reports and communications from the independent registered public accounting firm;

●	review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

●	review our policies on risk assessment and risk management;

●	review related party transactions; and

●	establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The Board has determined that Mr. Shallcross is an audit committee financial expert, as such term is used in Section 407 of Regulation S-K.

Compensation Committee

Our compensation committee consists of Bard Rockenbach, James Melvin, Neil Ross and Steven A. Shallcross. Mr. Shallcross serves as the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

●	oversees our overall compensation philosophy and compensation policies, plans and benefit programs;

●	reviews and recommends to our board of directors for approval compensation for our executive officers and directors;

●	prepares the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and

●	administers our equity compensation plans.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee consist of Bard Rockenbach, James Melvin, Neil Ross and Steven A. Shallcross. Neil Ross serves as the chair of our corporate governance and nominating committee. Each is independent, as that term is defined under the rules of Nasdaq. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee:

●	identifies, evaluates and makes recommendations to our board of directors regarding nominees for election to our board of directors and its committees;

●	considers and make recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	reviews developments in corporate governance practices;

●	evaluates the adequacy of our corporate governance practices and reporting; and

●	evaluates the performance of our board of directors and of individual directors.

Our corporate governance and nominating committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Risk Oversight

In its governance role, and particularly in exercising its duty of care and diligence, the board of directors is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business. Our board of directors has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within ten days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.twinvee.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Glenn Sonoda, Secretary, Twin Vee PowerCats Co., 3101 US-1 Fort Pierce, Florida 34982.

Limitation of Liability and Indemnification

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our certificate of incorporation from limiting the liability of our directors for the following:

●	any breach of the director’s duty of loyalty to us or to our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or unlawful stock repurchases or redemptions; and

●	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

In addition to the indemnification that will be provided for in our certificate of incorporation and bylaws, the employment agreements with certain of our executive officers include indemnification provisions providing for rights of indemnification as set forth in our certificate of incorporation and bylaws.

Item 10. Executive Compensation and Director Compensation

Our named executive officers for 2021, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, President and Chief Executive Officer

●	Preston Yarborough, Vice President

●	Carrie Gunnerson, Chief Financial Officer (October 4, 2021 through December 31, 2021)

●	Donna Barnett, Former Chief Financial Officer (January 1, 2020 through October 3, 2021)

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Joseph C. Visconti	2021	235,276	200,965	671,276	28,271	(2)	1,135,788
President and Chief Executive Officer	2020	171,000	85,000		9,500	(2)	265,500

Preston Yarborough	2021	145,577	58,359	335,638	9,261	(3)	548,835
Vice President	2020	135,000	13,500		12,700	(3)	161,200

Donna Barnett	2021	70,762	105,150	83,910	—		259,822
Former Chief Financial Officer	2020	56,700	—	—	—		56,700

Carrie Gunnerson	2021	39,088	16,406	227,617			283,111
Chief Financial Officer	2020	—	—	—	—		—

(1)	Options issued pursuant to the 2021 Stock Incentive Plan. The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2021 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(2)	Consists of $12,692 of car expenses paid and $15,579 of health insurance expenses paid in 2021 and $7,000 of car expenses and $2,500 of health insurance expenses paid in 2020.

(3)	Consists of $5,077 of car expenses paid and $4,184 of health insurance expenses paid in 2021 and $12,700 of car expenses in 2021.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2021)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2021:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	93,233	178,767	5.8	6/8/2031	—	—
President and Chief Executive Officer

Preston Yarborough	46,616	89,384	5.8	6/8/2031	—	—
Vice President

Donna Barnett	83,910	—	5.8	6/8/2031	—	—
Former Chief Financial Officer

Carrie Gunnerson	12,405	123,595	3.87	9/30/2031	—	—
Chief Financial Officer

Employment Arrangements with Our Named Executive Officers

Joseph Visconti

Twin Vee entered into a five-year employment agreement with Mr. Visconti (the “Visconti Employment Agreement”) effective upon the closing of the initial public offering in July 2021. Under the Visconti Employment Agreement, Mr. Visconti serves as Twin Vee’s President and Chief Executive Officer. He receives an annual base salary of $250,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 100% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Upon the completion of Twin Vee’s initial public offering in July 2021, Mr. Visconti received a stock option to purchase 272,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date.

The Visconti Employment Agreement provides that Mr. Visconti will be eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, he is entitled to (i) four weeks of paid vacation per year, (ii) a $2,500 a month car allowance and (iii) the cost of medical insurance for coverage for Mr. Visconti and his family.

The Visconti Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Visconti; (iii) by Mr. Visconti without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Visconti Employment Agreement); (v) by Twin Vee without cause; or (vi) by Mr. Visconti for good reason (as defined in the Visconti Employment Agreement).

Pursuant to the Visconti Employment Agreement, Mr. Visconti is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause or a termination by Mr. Visconti for good reason other than in connection with a change in control, Mr. Visconti will receive: an aggregate of twelve months of salary continuation at his then-current base annual salary, paid out in equal installments over a 6 month period; payment of any amount of annual bonus accrued for the year prior to the date of termination; payment of the bonus Mr. Visconti would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that Mr. Visconti was employed by Twin Vee (paid when its other senior executives receive payment of their annual bonuses); reimbursement of COBRA premiums for up to twelve months; and full vesting for any outstanding, unvested equity awards granted under the Twin Vee 2021 Plan. Mr. Visconti’s outstanding vested stock options in Twin Vee will generally remain exercisable no longer than six months following such a termination.

In the event of a termination by Twin Vee without cause or a resignation by Mr. Visconti for good reason within twelve months following a change in control, Mr. Visconti will receive an aggregate of 18 months of salary continuation at his then-current base annual salary, paid out in equal installments over a twelve month period; payment of any amount of annual bonus accrued for the year prior to the year of termination; payment of a pro-rated target annual bonus for the year of termination based on the number of days in the termination year that Mr. Visconti was employed by Twin Vee; payment of one time his then-current target annual bonus; reimbursement of COBRA premiums for up to 18 months; and full vesting for any outstanding, unvested equity awards granted under the Twin Vee 2021 Plan. Mr. Visconti’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

The receipt of any termination benefits described above is subject to Mr. Visconti’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Visconti Employment Agreement.

In the event of Mr. Visconti’s termination due to death or disability, Mr. Visconti will receive full vesting for any outstanding, unvested equity awards granted under Twin Vee’s 2021 Plan. Mr. Visconti’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Preston Yarborough

Twin Vee entered into a five-year employment agreement with Mr. Yarborough (the “Yarborough Employment Agreement”) effective upon the closing of Twin Vee’s initial public offering in July 2021. Under the Yarborough Employment Agreement, Mr. Yarborough serves as Twin Vee’s Vice President and Director of Product Development. He receives an annual base salary of $160,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Upon the completion of Twin Vee’s initial public offering in July 2021, Mr. Yarborough received a stock option to purchase 136,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting monthly over a three-year period subject to continued employment through each vesting date.

The Yarborough Employment Agreement provides that Mr. Yarborough would be eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, he is entitled to (i) four weeks of paid vacation per year, (ii) a $1,000 a month car allowance and (iii) the cost of medical insurance for coverage for Mr. Yarborough and his family.

The Yarborough Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Yarborough; (iii) by Mr. Yarborough without good reason upon 90 days written notice to Twin Vee; (iv) by Twin Vee for cause (as defined in the Yarborough Employment Agreement); (v) by Twin Vee without cause; or (vi) by Mr. Yarborough for good reason (as defined in the Yarborough Employment Agreement).

Pursuant to the Yarborough Employment Agreement, Mr. Yarborough is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause or a termination by Mr. Yarborough for good reason other than in connection with a change in control, Mr. Yarborough will receive: an aggregate of nine months of salary continuation at his then-current base annual salary, paid out in equal installments over a six month period; payment of any amount of annual bonus accrued for the year prior to the date of termination; payment of the bonus Mr. Yarborough would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that Mr. Yarborough was employed by Twin Vee (paid when Twin Vee’s other senior executives receive payment of their annual bonuses); reimbursement of COBRA premiums for up to nine months; and full vesting for any outstanding, unvested equity awards granted under the Twin Vee 2021 Plan. Mr. Yarborough’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

In the event of a termination by Twin Vee without cause or a resignation by Mr. Yarborough for good reason within twelve months following a change in control, Mr. Yarborough will receive an aggregate of twelve months of salary continuation at his then-current base annual salary, paid out in equal installments over a twelve month period; payment of any amount of annual bonus accrued for the year prior to the year of termination; payment of a pro-rated target annual bonus for the year of termination based on the number of days in the termination year that Mr. Yarborough was employed by Twin Vee; payment of one time his then-current target annual bonus; reimbursement of COBRA premiums for up to twelve months; and full vesting for any outstanding, unvested equity awards granted under the Twin Vee 2021 Plan. Mr. Yarborough’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

The receipt of any termination benefits described above is subject to Mr. Yarborough’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Yarborough Employment Agreement.

In the event of Mr. Yarborough’s termination due to death or disability, Mr. Yarborough will receive full vesting for any outstanding, unvested equity awards granted under Twin Vee’s 2021 Plan. Mr. Yarborough’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Carrie Gunnerson

Twin Vee entered into a five-year employment agreement with Ms. Gunnerson (the “Gunnerson Employment Agreement”) effective in October 2021. Under the Gunnerson Employment Agreement, Ms. Gunnerson serves as Twin Vee’s Chief Financial Officer. She receives an annual base salary of $175,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 30% of her annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Ms. Gunnerson also received a stock option to purchase 136,000 shares of Twin Vee’s common stock under its 2021 Plan, vesting monthly over a five-year period subject to continued employment through each vesting date.

The Gunnerson Employment Agreement provides that Ms. Gunnerson is eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, she is entitled to four weeks of paid vacation per year.

The Gunnerson Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Ms. Gunnerson; (iii) by Ms. Gunnerson without good reason upon 90 days written notice to Twin Vee; (iv) by Twin Vee for cause (as defined in the Gunnerson Employment Agreement); (v) by Twin Vee without cause; or (vi) by Ms. Gunnerson for good reason (as defined in the Gunnerson Employment Agreement).

Pursuant to the Gunnerson Employment Agreement, Ms. Gunnerson is subject to a one-year post-termination non-compete and non-solicit of employees and clients. She is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause or a termination by Ms. Gunnerson for good reason during the first six (6) months following the effective date of the Gunnerson Employment Agreement, Ms. Gunnerson will receive an aggregate of three months of salary continuation at her then-current base annual salary, paid out in equal installments over a three-month period. In the event of a termination by Twin Vee without cause or a termination by Ms. Gunnerson for good reason after the first six (6) months following the effective date of the Gunnerson Employment Agreement, Ms. Gunnerson will receive an aggregate of six months of salary continuation at her then-current base annual salary, paid out in equal installments over a six-month period. Ms. Gunnerson’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

The receipt of any termination benefits described above is subject to Ms. Gunnerson’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Gunnerson Employment Agreement.

In the event of Ms. Gunnerson’s termination due to death or disability, Ms. Gunnerson will receive full vesting or any outstanding, unvested equity awards granted under the 2021 Plan. Ms. Gunnerson’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Employee Benefit and Stock Plans

Simple IRA Plan

We maintain a Simple IRA retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the Simple IRA, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax basis through contributions to the Simple IRA plan. The Simple IRA plan authorizes employer safe harbor matching contributions equal to 3% of covered compensation for eligible employees. The Simple IRA plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement program, contributions to the Simple IRA plan and earnings on those contributions are not taxable to the employees until distributed from the Simple IRA plan.

2021 Stock Incentive Plan

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan (the 2021 Plan”). The 2021 Plan became effective immediately prior to the closing of our initial public offering in July 2021. The principal provisions of the 2021 Plan are summarized below.

Administration

The 2021 Plan vests broad powers in a committee to administer and interpret the 2021 Plan. Our board of directors has initially designated the compensation committee to administer the 2021 Plan. Except when limited by the terms of the 2021 Plan, the compensation committee has the authority to, among other things: select the persons to be granted awards; determine the type, size and term of awards; establish performance objectives and conditions for earning awards; determine whether such performance objectives and conditions have been met; and accelerate the vesting or exercisability of an award. In its discretion, the compensation committee may delegate all or part of its authority and duties with respect to granting awards to one or more of our officers, subject to certain limitations and provided applicable law so permits.

Our board of directors may amend, alter or discontinue the 2021 Plan and the compensation committee may amend any outstanding award at any time; provided, however, that no such amendment or termination may adversely affect awards then outstanding without the holder’s permission. In addition, any amendments seeking to increase the total number of shares reserved for issuance under the 2021 Plan or modifying the classes of participants eligible to receive awards under the 2021 Plan will require ratification by our stockholders in accordance with applicable law. Additionally, as described more fully below, neither the compensation committee nor the board of directors is permitted to reprice outstanding options or stock appreciation rights without shareholder consent.

Eligibility

Any of our employees, directors, consultants, and other service providers, or those of our affiliates, are eligible to participate in the 2021 Plan and may be selected by the compensation committee to receive an award.

Vesting

The compensation committee determines the vesting conditions for awards. These conditions may include the continued employment or service of the participant, the attainment of specific individual or corporate performance goals, or other factors as determined in the compensation committee’s discretion (collectively, “Vesting Conditions”).

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2021 Plan in connection with awards is 1,000,000 shares. We issued options to purchase an aggregate of 492,500 shares of our common stock upon the consummation of the initial public offering. In addition, the maximum number of shares of common stock that may be issued under the 2021 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2021 Plan. The 2021 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

In the event of any merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, stock dividend, dividend in kind, or other like change in capital structure (other than ordinary cash dividends), or other similar corporate event or transaction that affects our common stock, the compensation committee shall make adjustments to the number and kind of shares authorized by the 2021 Plan and covered under outstanding 2021 Plan awards as it determines appropriate and equitable.

Shares subject to 2021 Plan awards that expire without being fully exercised or that are otherwise forfeited, cancelled or terminated may again be made available for issuance under the 2021 Plan. However, shares withheld in settlement of a tax withholding obligation, or in satisfaction of the exercise price payable upon exercise of an option, will not again become available for issuance under the 2021 Plan.

Types of Awards

The following types of awards may be granted to participants under the 2021 Plan: (i) incentive stock options, or ISOs; (ii) nonqualified stock options, or NQOs and together with ISOs, options, (iii) stock appreciation rights, (iv) restricted stock, or (v) restricted stock units.

Stock Options. An option entitles the holder to purchase from us a stated number of shares of common stock. An ISO may only be granted to an employee of ours or our eligible affiliates. The compensation committee will specify the number of shares of common stock subject to each option and the exercise price for such option, provided that the exercise price may not be less than the fair market value of a share of common stock on the date the option is granted. Notwithstanding the foregoing, if ISOs are granted to any 10% stockholder, the exercise price shall not be less than 110% of the fair market value of common stock on the date the option is granted.

Generally, options may be exercised in whole or in part through a cash payment. The compensation committee may, in its sole discretion, permit payment of the exercise price of an option in the form of previously acquired shares based on the fair market value of the shares on the date the option is exercised, through means of “net settlement,” which involves the cancellation of a portion of the option to cover the cost of exercising the balance of the option or by such other means as it deems acceptable.

All options shall be or become exercisable in accordance with the terms of the applicable award agreement. The maximum term of an option shall be determined by the compensation committee on the date of grant but shall not exceed 10 years (5 years in the case of ISOs granted to any 10% stockholder). In the case of ISOs, the aggregate fair market value (determined as of the date of grant) of common stock with respect to which such ISOs become exercisable for the first time during any calendar year cannot exceed $100,000. ISOs granted in excess of this limitation will be treated as non-qualified stock options.

Stock Appreciation Rights. A stock appreciation right represents the right to receive, upon exercise, any appreciation in a share of common stock over a particular time period. The base price of a stock appreciation right shall not be less than the fair market value of a share of common stock on the date the stock appreciation right is granted. This award is intended to mirror the benefit the participant would have received if the compensation committee had granted the participant an option. The maximum term of a stock appreciation right shall be determined by the compensation committee on the date of grant but shall not exceed 10 years. Distributions with respect to stock appreciation rights may be made in cash, shares of common stock, or a combination of both, at the compensation committee’s discretion.

Unless otherwise provided in an award agreement or determined by the compensation committee, if a participant terminates employment with us (or our affiliates) due to death or disability, the participant’s unexercised options and stock appreciation rights may be exercised, to the extent they were exercisable on the termination date, for a period of twelve months from the termination date or until the expiration of the original award term, whichever period is shorter. If the participant terminates employment with us (or our affiliates) for cause, (i) all unexercised options and stock appreciation rights (whether vested or unvested) shall terminate and be forfeited on the termination date, and (ii) any shares in respect of exercised options or stock appreciation rights for which we have not yet delivered share certificates will be forfeited and we will refund to the participant the option exercise price paid for those shares, if any. If the participant’s employment terminates for any other reason, any vested but unexercised options and stock appreciation rights may be exercised by the participant, to the extent exercisable at the time of termination, for a period of ninety days from the termination date (or such time as specified by the compensation committee at or after grant) or until the expiration of the original option or stock appreciation right term, whichever period is shorter. Unless otherwise provided by the compensation committee, any options and stock appreciation rights that are not exercisable at the time of termination of employment shall terminate and be forfeited on the termination date.

Restricted Stock. A restricted stock award is a grant of shares of common stock, which are subject to forfeiture restrictions during a restriction period. The compensation committee will determine the price, if any, to be paid by the participant for each share of common stock subject to a restricted stock award. The restricted stock may be subject to Vesting Conditions. If the specified Vesting Conditions are not attained, the participant will forfeit the portion of the restricted stock award with respect to which those conditions are not attained, and the underlying common stock will be forfeited to us. At the end of the restriction period, if the Vesting Conditions have been satisfied, the restrictions imposed will lapse with respect to the applicable number of shares. Unless otherwise provided in an award agreement or determined by the compensation committee, upon termination a participant will forfeit all restricted stock that then remains subject to forfeiture restrictions.

Restricted Stock Units. Restricted stock units are granted in reference to a specified number of shares of common stock and entitle the holder to receive, on the achievement of applicable Vesting Conditions, shares of common stock. Unless otherwise provided in an award agreement or determined by the Compensation committee, upon termination a participant will forfeit all restricted stock units that then remain subject to forfeiture.

Change in Control

In the event of a change in control, the compensation committee may, on a participant-by-participant basis: (i) cause any or all outstanding awards to become vested and immediately exercisable (as applicable), in whole or in part; (ii) cause any outstanding option or stock appreciation right to become fully vested and immediately exercisable for a reasonable period in advance of the change in control and, to the extent not exercised prior to that change in control, cancel that option or stock appreciation right upon closing of the change in control; (iii) cancel any unvested award or unvested portion thereof, with or without consideration; (iv) cancel any award in exchange for a substitute award; (v) redeem any restricted stock or restricted stock unit for cash and/or other substitute consideration with value equal to the fair market value of an unrestricted share on the date of the change in control; (vi) cancel any outstanding option or stock appreciation right with respect to all common stock for which the award remains unexercised in exchange for a cash payment equal to the excess (if any) of the fair market value of the common stock subject to the option or stock appreciation right over the exercise price of the option or stock appreciation right; (vii) impose vesting terms on cash or substitute consideration payable upon cancellation of an award that are substantially similar to those that applied to the cancelled award immediately prior to the change in control, and/or earn-out, escrow, holdback or similar arrangements, to the extent such arrangements are applicable to any consideration paid to stockholders in connection with the change in control; (viii) take such other action as the compensation committee shall determine to be reasonable under the circumstances; and/or (ix) in the case of any award subject to Section 409A of the Code, the compensation committee shall only be permitted to use discretion to alter the settlement timing of the award to the extent that such discretion would be permitted under Section 409A of the Code.

Repricing

Neither our board of directors nor the compensation committee may, without obtaining prior approval of our stockholders: (i) implement any cancellation/re-grant program pursuant to which outstanding options or stock appreciation rights under the 2021 Plan are cancelled and new options or stock appreciation rights are granted in replacement with a lower exercise per share; (ii) cancel outstanding options or stock appreciation rights under the 2021 Plan with an exercise price per share in excess of the then current fair market value per share for consideration payable in our equity securities; or (iii) otherwise directly reduce the exercise price in effect for outstanding options or stock appreciation rights under the 2021 Plan.

Miscellaneous

Generally, awards granted under the 2021 Plan shall be nontransferable except by will or by the laws of descent and distribution. No participant shall have any rights as a stockholder with respect to shares covered by options or restricted stock units, unless and until such awards are settled in shares of common stock. The Company’s obligation to issue shares or to otherwise make payments in respect of 2021 Plan awards will be conditioned on the Company’s ability to do so in compliance with all applicable laws and exchange listing requirements. The awards will be subject to our recoupment and stock ownership policies, as may be in effect from time to time. The 2021 Plan will expire 10 years after it becomes effective.

Director Compensation

2021 Director Compensation

Prior to the closing of our initial public offering in July 2021, our directors did not receive any compensation for their service as directors. After the closing of our initial public offering, directors who are not employees received compensation for their service as directors, including service as members of each committee on which they serve.

Cash Compensation

All non-employee directors are entitled to receive the following cash compensation for their services:

●	$5,000 per year for service as a board member;

●	$12,000 per year additionally for service as chair of the audit committee;

●	$5,000 per year additionally for service as member of the audit committee (excluding committee chair);

●	$10,000 per year additionally for service as chair of the compensation committee;

●	$4,000 per year additionally for service as member of the compensation committee (excluding committee chair);

●	$5,000 per year additionally for service as chair of the corporate governance and nominating committee;

●	$3,000 per year additionally for service as member of the corporate governance and nominating committee (excluding committee chair);

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

Effective upon the closing of our initial public offering, each non-employee director received an initial grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which options vest pro rata on a monthly basis over a period of twelve months from the grant date, subject to the grantee’s continued service through that date. We intend to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2021. The compensation for each of Messrs. Visconti and Yarborough as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Yarborough receive no compensation for service as a director.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Bard Rockenbach	1,417	—	8,731	—	—	—	10,148
James Melvin	7,083	—	13,574	—	—	—	20,657
Neil Ross	7,917	—	13,574	—	—	—	21,491
Steven A. Shallcross	12,500	—	13,574	—	—	—	26,074

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2021 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(2)	As of December 31, 2021, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Bard Rockenbach	5,500
James Melvin	5,500
Neil Ross	5,500
Steven A. Shallcross	5,500

During 2021, each non-employee member of the Board of Directors receives an annual cash fee of $5,000, all non-employee directors receive an annual cash fee of $5,000, $4,000 and $3,000 for service on the Audit, Compensation and Corporate Governance and Nominating Committee, respectively, and the Chairman of the Audit, Compensation and Corporate Governance and Nomination Committee receives a cash fee of $12,000, $10,000 and $5,000, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 5,500 shares of our common stock, for a term of one year, vesting monthly over one year of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of March 30, 2022, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of March 30, 2022, we had 7,000,000 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before May 30, 2022, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twin Vee PowerCats Co. 3101 S. US-1 Ft. Pierce, Florida 34982.

Name of Beneficial Owner	Number of Shares Beneficially Owner	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Joseph Visconti (1)	2,321,160	33.16%
Preston Yarborough(2)	37,780	*
James Melvin(3)	4,580	*
Bard Rockenbach(4)	3,208	*
Neil Ross(3)	4,580	*
Steven A. Shallcross(3)	4,580	*
Donna Barnett(5)	34,000	*
Carrie Gunnerson(6)	18,128	*
All current executive officers and directors as a group (7 persons)
5% Stockholders	2,394,016	33.52%
Twin Vee PowerCats, Inc.(1)	4,000,000	58.82%
Marathon Micro Fund, L.P.(7)	652,832	9.32%
* Represents beneficial ownership of less than one percent.

(1)	Joseph Visconti is the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats, Inc., and owns 56.14% of the outstanding stock of Twin Vee PowerCats, Inc. Twin Vee PowerCats, Inc. is the owner of 4,000,000 shares of common stock. As a controlling shareholder of Twin Vee PowerCats, Inc., Mr. Visconti is deemed to have control over the shares of common stock of our company owned by Twin Vee PowerCats, Inc. Mr. Visconti disclaims beneficial ownership of these securities. Mr. Visconti was granted an option to purchase 272,000 shares of our common stock upon the consummation of our initial public offering, of which 75,560 shares of common stock will vest and be exercisable within 60 days of March 30, 2022 and are included in the number of shares of common stock beneficially owned by Mr. Visconti.

(2)	Mr. Yarborough was granted an option to purchase 136,000 shares of our common stock upon the consummation of our initial public offering, of which 37,780 shares of common stock will vest and be exercisable within 60 days of March 30, 2022 and are included in the number of shares of common stock beneficially owned by Mr. Yarborough.

(3)	Messrs. Melvin, Ross and Shallcross were each granted an option to purchase 5,500 shares of our common stock upon the consummation of our initial public offering, of which 4,580 shares of common stock will vest and be exercisable within 60 days of March 30, 2022, and are included in the number of shares of common stock beneficially owned by each of Messrs. Melvin, Ross and Shallcross.

(4)	In connection with his appointment, effective November 7, 2021, Mr. Rockenbach was awarded an option to purchase 5,500 shares of the Company’s common stock at an exercise price of $3.87 per share, vesting pro rata on a monthly basis over a twelve-month period and exercisable for a period of ten years from the date of grant. Of these 5,500 shares, 3,208 shares of common stock will vest and be exercisable within 60 days of March 30, 2022, and are included in the number of shares of common stock beneficially owned by Rockenbach.

(5)	Ms. Barnett was granted an option to purchase 34,000 shares of our common stock upon the consummation of our initial public offering, of which 34,000 shares of common stock will vest and be exercisable within 60 days of March 30. 2022, and are included in the number of shares of common stock beneficially owned by Ms. Barnett.

(6)	Ms. Gunnerson was granted an option to purchase 136,000 shares of our common stock upon in connection with joining our company as Chief Financial Officer, of which 18,128 shares of common stock will vest and be exercisable within 60 days of March 30, 2022, and are included in the number of shares of common stock beneficially owned by Ms. Gunnerson.

(7)	Information is based upon a Schedule 13G/A filed with the SEC on December 31, 2021 by James G. Kennedy, the partner of Marathon Micro Fund, L.P. The address of Marathon Micro Fund, L.P. is 4 North Park drive, Suite 106, Hunt Valley, Maryland 34982.

Changes In Control

None.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us. The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the forms of the agreements have been filed as exhibits to this Annual Report on Form 10-K and are available electronically on the website of the SEC at www.sec.gov.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation and Director Compensation” the following is a description of each transaction since January 1, 2020 or any currently proposed transaction in which:

●	we have been or are to be a party to;

●	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see “Executive Compensation and Director Compensation” in Part III, Item 10.

We lease our facility from Visconti Holdings, LLC, (“Visconti Holdings”) an entity owned and controlled by our Chief Executive Officer, President and Director, Joseph Visconti, pursuant to a lease agreement (the “Lease Agreement”), dated January 1, 2021, by and among the Company, Visconti Holdings, LLC and Twin Vee PowerCats, Inc., our parent company. The Lease Agreement currently has a 5-year term, with an option to renew for an additional 5-year term. We currently pay Visconti Holdings $26,500 per month plus applicable sales and use tax, which is currently 7% in St. Lucie County.

During the year ended December 31, 2018, we entered into a loan and promissory note with Joseph C. Visconti. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the years ended December 31, 2020 and 2019, we repaid $497,650 and $0, respectively. At December 31, 2020 and 2019, the outstanding amount of the note payable was $27,850 and $525,500, respectively. Accrued interest at December 31, 2020 and 2019, amounted to $62,317 and $31,530, respectively. Subsequent to year end, the note has been paid in full.

During the three months ended March 31, 2021, we paid $90,417 to our parent company, Twin Vee PowerCats, Inc., to purchase a 36-foot used catamaran boat from it. During the three months ended March 31, 2020, we had purchases of $0 from related parties.

During the three months ended March 31, 2021, we received a cash payment in the amount of $24,300 from Boat Fuji, Inc., a company owned 33% by Joseph Visconti, our chief executive officer, for future technical website support expenses to be incurred by us on behalf of Boat Fuji, Inc. During the three months ended March 31, 2021, we paid $15,808 to certain affiliate companies or on their behalf, including (i) $2,000 that was repaid to Boat Fuji, Inc. due to a decrease in the estimated expenses to be paid by us on its behalf, (ii) $12,000 of franchise fee development expenses paid by us on behalf of My Boat MD, Inc., a wholly owned subsidiary of Twin Vee PowerCats, Inc and (iii) $1,808 of expenses paid to Twin Vee PowerCats, Inc. for reimbursement of telephone, internet and other similar expenses incurred by it on our behalf. During the three months ended March 31, 2020, we received cash of $0 from our affiliate companies and paid $1,600 to our affiliate companies, respectively.

During the three months ended March 31, 2021 and 2020, we recorded management fees of $10,500 and $0, respectively; paid to Twin Vee PowerCats, Inc pursuant to a management agreement, dated January 1, 2021, with our parent company for various management services. The agreement provides for a monthly $3,500 management fee, has a term of one year and will expire on December 31, 2021.

Indemnification

The information included under the heading “Directors, Executive Officers and Corporate Governance—Limitation of Liability and Indemnification” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

 Our Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Nasdaq Stock Market. Under the policy:

●	any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the Audit Committee; and

●	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the board of directors or recommended by the compensation committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

●	management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with the Securities Act and the Exchange Act and related rules; and

●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director, should consider whether such transaction would compromise the director’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, the Nasdaq Stock Market, and the Code.

Director Independence

The information included under the heading “Directors, Executive Officers and Corporate Governance—Director Independence” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2021 and 2020 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020

Audit fees and expenses	$115,000	$75,000
Taxation preparation fees	—	—
Audit related fees	9,500	—
Other fees	8,500	—
	$133,000	75,000

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks, and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary

Not Applicable

Exhibit No.	Description

1.1	Underwriting Agreement between the Company and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference to the Exhibit 1.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on July 26, 2021)
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333- 255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333- 255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.7	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)
4.3*	Description of Securities of Twin Vee PowerCats Co.
10.1†	Twin Vee PowerCats Co. 2021 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non- Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.2+	Repurchase Agreement, by and among Twin Vee PowerCats, Inc., Twin Vee Catamarans, Inc. and Northpoint Commercial Finance LLC, dated May 18, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)

10.3	Inventory Blanket Repurchase Agreement by and between Twin Vee Catamarans, Inc. and Bank of the West, dated January 12, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.4+	Inventory Financing Agreement, between GE Commercial Distribution Finance Corporation and Twin Vee Catamarans, Inc., dated January 28, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.5	Lease Agreement, by and among Visconti Holdings, LLC, Twin Vee Catamarans, Inc. and Twin Vee PowerCats, Inc., dated January 1, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.6	SBA Loan Authorization and Agreement, dated April 21, 2020, with Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.7†	Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.8†	Employment Agreement, dated June 9, 2021, with Joseph Visconti (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.9†	Employment Agreement, dated June 9, 2021, with Preston Yarborough (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.10†	Paycheck Protection Program Second Draw Promissory Note, dated March 19, 2021 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.11†	Employment Agreement dated as of October 1, 2021 by and between Twin Vee PowerCats Co. and Carrie Gunnerson, Effective October 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2021 (File No. 001-40623))
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)
*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Vee PowerCats Co.
(Registrant)

Dated: March 30, 2022	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Twin Vee PowerCats Co., in the capacities and on the date indicated

Signature	Title	Date

/s/ Joseph C. Visconti	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2022
Joseph C. Visconti

/s/ Carrie Gunnerson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
Carrie Gunnerson

/s/ Preston Yarborough	Vice President and Director	March 30, 2022
Preston Yarborough

/s/Bard Rockenbach	Director	March 30, 2022
Bard Rockenbach

/s/ James Melvin	Director	March 30, 2022
James Melvin

/s/ Neil Ross	Director	March 30, 2022
Neil Ross

/s/ Steven A. Shallcross	Director	March 30, 2022
Steven A. Shallcross