Form 10-Q
period 2022-03-31
Twin Vee PowerCats, Co.
filed 2022-05-12
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒ Registrant became subject to such filing requirements on July 20, 2021.

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

As of May 10, 2022, there were 7,000,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$5,061,380	$6,975,302
Accounts receivable	5,019	5,137
Marketable securities-current	2,997,999	2,996,960
Inventories	3,213,182	1,799,769
Deferred offering costs	221,894	105,500
Due from affiliated companies	286,922	286,922
Prepaid expenses and other current assets	819,868	903,756
Total Current Assets	12,606,264	13,073,346

Marketable securities - non current	2,980,044	3,067,137
Property and equipment, net	3,433,042	2,883,171
Operating lease right of use asset	1,457,424	1,550,530
Security deposit	25,000	25,000
Total Assets	$20,501,774	$20,599,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,969,493	$1,200,861
Accrued liabilities	660,038	456,814
Contract liability	200	14,100
Due to affiliated companies	115,043	115,043
Operating lease right of use liability	377,856	368,602
Total Current Liabilities	3,122,630	2,155,420

Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	1,146,029	1,244,164
Total Liabilities	4,768,559	3,899,484

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 7,000,000 and 7,000,000 shares issued and outstanding, respectively	7,000	7,000
Additional paid-in capital	18,935,088	18,710,256
Accumulated deficit	(3,208,873)	(2,017,556)
Total stockholders’ equity	15,733,215	16,699,700

Total Liabilities and Stockholders’ Equity	$20,501,774	$20,599,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Net sales	$5,886,000	$3,207,643
Cost of products sold	3,451,646	1,719,737
Gross profit	2,434,354	1,487,906

Operating expenses:
Selling, general and administrative	682,321	299,425
Salaries and wages	2,253,810	928,170
Professional fees	244,739	59,026
Depreciation	80,092	46,523
Research and design	221,545	—
Total operating expenses	3,482,507	1,333,144

(Loss) income from operations	(1,048,153)	154,762

Other (expense) income:
Other income	598	—
Interest expense	(39,840)	(17,712)
Interest income	24	—
Loss on disposal of assets	(18,408)	(5,101)
Net change in fair value of marketable securities	(85,538)	—
Total other expenses	(143,164)	(22,813)

Net (loss) income	$(1,191,317)	$131,949

Basic and dilutive (loss) income per share of common stock	$(0.17)	$0.03
Weighted average number of shares of common stock outstanding	7,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three ended March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	4,000,000	$4,000	$2,551,387	$(1,006,547)	$1,548,840
Net income for the period	—	—	—	131,949	131,949
Balance at March 31, 2021	4,000,000	$4,000	$2,551,387	$(874,598)	$1,680,789

For the Three ended March 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	$16,699,700

Stock-based compensation	—	—	—	—	224,832	—	224,832
Net loss for the period	—	—	—	—	—	(1,191,317)	(1,191,317)
Balance at March 31, 2022	—	$—	7,000,000	$7,000	$18,935,088	$(3,208,873)	$15,733,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(1,191,317)	$131,949
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	224,832	—
Depreciation and amortization	80,092	46,523
Loss on disposal of asset	18,408	5,101
Change of right-of-use asset and lease liabilities	93,106	96,520
Net change in fair value of marketable securities	85,538	—
Changes in operating assets and liabilities:
Accounts receivable	118	(85,558)
Inventories	(1,413,413)	(315,131)
Prepaid expenses and other current assets	83,888	(1,450)
Accounts payable	768,632	129,920
Accrued liabilities	203,224	71,324
Operating lease liabilities	(88,881)	(88,847)
Contract liabilities	(13,900)	199,547
Net cash (used in) provided by operating activities	(1,149,673)	189,898

Cash Flows From Investing Activities
Net purchases of investment in trading marketable securities	516	—
Proceeds from sale of property and equipment	80,000	—
Purchase of property and equipment	(728,371)	(443,250)
Net cash used in investing activities	(647,855)	(443,250)

Cash Flows From Financing Activities
Deferred offering cost	(116,394)	(131,000)
Proceeds from Paycheck Protection Program loan	—	608,224
Advances from related parties	—	24,300
Repayment to related parties	—	(43,658)
Net cash (used in) provided by financing activities	(116,394)	457,866

Net change in cash and cash equivalents	(1,913,922)	204,514
Cash at beginning of period	6,975,302	891,816
Cash and cash equivalents at end of period	$5,061,380	$1,096,330

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$38,647	$79,129

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—	$655,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

(F/K/A TWIN VEE CATAMARANS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On October 15, 2021, the Company formed Electra Power Sports, Inc., a wholly-owned subsidiary. Electra Power Sports, Inc. subsequently changed its name to Forza X1, Inc. on October 29, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries Fix My Boat, Inc., (“Fix My Boat”) and Forza X1, Inc. (“Forza X1” “Forza), collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $5,061,380 and $6,975,302, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2022 and December 31, 2021, the Company had $4,121,000 and $6,725,302, respectively, in excess of FDIC insured limits.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the consolidated balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2022 and December 31, 2021, the Company had customer deposits of $200 and $14,100, respectively, which is recorded as contract liabilities. These deposits are expected to be recognized as revenue within a one-year period.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended March 31, 2022, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the three months ended March 31, 2022 and 2021, total purchases to this vendor were $1,250,003 and $642,771, respectively.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements Using
	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$5,472,730	$—	$5,472,730
Certificated of Deposits	505,313	—	505,313
Money market funds (1)	3,849,926	3,849,926	—
Total marketable securities	$9,827,969	$3,849,926	$5,978,043

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$5,549,670	$—	$5,549,670
Certificated of Deposits	514,427	—	514,427
Money market funds (1)	6,975,302	6,975,302	—
Total marketable securities	$13,039,399	$6,975,302	$6,064,097

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

The Company’s investments in US government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of March 31, 2022 and December 31, 2021. The Company’s investments in corporate bonds, commercial paper and certificated of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At March 31, 2022 and December 31, 2021 inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw Materials	$2,853,541	$1,518,947
Work in Process	359,641	240,256
Finished Product	—	40,566
Total Inventory	$3,213,182	$1,799,769

4. Property and Equipment

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Machinery and equipment	$1,474,273	$1,343,797
Furniture and fixtures	9,636	1,850
Leasehold improvements	927,998	786,199
Software and website development	113,120	113,120
Computer hardware and software	84,518	76,598
Boat molds	1,217,618	778,229
Vehicles	1,000	101,984
Electric prototypes and tooling	142,526	142,526
	3,970,689	3,344,303
Less accumulated depreciation and amortization	(537,647)	(461,132)
Total Property and Equipment	$3,433,042	$2,883,171

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2022 and 2021 is $80,092 and $46,523, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% and 1.67% at March 31, 2022 and December 31, 2021, respectively.

The Company’s office lease contains rent escalations over the lease term. The Company recognizes expense for this office lease on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

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

At March 31, 2022 and December 31, 2021, supplemental balance sheet information related to leases were as follows:

	March 31,	December 31,
	2022	2021
Operating lease ROU asset	$1,457,424	$1,550,530

	March 31,	December 31,
	2021	2021
Operating lease liabilities:
Current portion	$377,856	$368,602
Non-current portion	1,146,029	1,244,164
Total	$1,523,885	$1,612,766

At March 31, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$283,500
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,534,727
Less imputed interest	(10,842)
Total	$1,523,885

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2022
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	3.67

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$97,674	$97,674
Total lease cost	$97,674	$97,674

6. Accrued Liabilities

At March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued wages and benefits	$136,929	$185,402
Accrued bonus	30,000	30,000
Accrued warranty	76,927	75,000
Accrued rebates	150,000	60,000
Accrued interest	38,871	33,852
Accrued professional fees	169,701	10,225
Accrued operating expense	57,610	62,335
Total	$660,038	$456,814

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year
2022	$2,171
2023	8,892
2024	9,231
2025	9,583
2026 and thereafter	470,023
Total	$499,900

8. Related Party Transactions

As discussed in note 5, the Company has leased its facilities from a company owned by its CEO.

During the three months ended March 31, 2022, and 2021, the Company received cash of $0 and $24,300 from its affiliate companies and paid $0 and $15,808 to its affiliate companies, respectively.

During three months ended March 31, 2022, and 2021, the Company recorded management fees of $13,500 and $10,500, respectively, paid to its shareholder parent company.

During the year ended December 31 2021, the Company paid bills on behalf of our parent company. At March 31, 2022 and December 31, 2021, due from affiliated companies was $286,622. During the year ended December 31, 2021, our parent company funded certain expenditures which resulted in advances from affiliated companies. At March 31, 2022 and December 31, 2021, advances from affiliated companies included in due to affiliated companies was $115,043. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

During the three months ended March 31,2022, Twin Vee received a monthly fee of $5,850 to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

9. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $5,361,000 and $4,273,258 as of March 31, 2022, and December 31, 2021, respectively. The Company incurred no impact from repurchase events during the three months ended March 31, 2022 and year ended December 31, 2021.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

10. Stockholder’s Equity

Common Stock Warrants

As of March 31, 2022, the Company has outstanding warrants to purchase 3,000,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters in connection with the IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement, which was July 23, 2021. There was no warrant activity during the quarter ended March 31, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan’) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2022. As of March 31, 2022, there were 352,043 shares remaining available for grant under this plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the three ended March 31, 2022 and 2021, the Company recorded $320,505 and $0, respectively, of stock-based compensation expense.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the three months ended March 31, 2022:

Three months Ended
March 31,
2022
Expected term	5 years
Expected average volatility	49%
Expected dividend yield	—
Risk-free interest rate	1.50 – 1.94%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	713,612	$5.13	9.54
Granted	252,000	3.86	10.00
Exercised	—	—
Forfeited/canceled	(2,655)	(4.10)	(9.39)
Outstanding, March 31, 2022	962,957	$4.83	9.42

Exercisable options, March 31, 2022	194,163	$4.34	7.33

At March 31, 2022, 768,794 options are unvested and expected to vest over the next five years.

11. Major Customers

During the three months ended March 31, 2022, three individual customers had sales of over 10% of our total sales, and combined these three customers represented 62% of total sales. During the three months end March 31, 2021, three individual customers had sales of over 10% of our total sales, and combined these three customers represented 41% of total sales.

12. Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company reported its financial performance based on the following segments: Gas-powered Boats, Franchise and Electric Boats.

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

The following table shows information by reportable segments for the three months ended March 31,2022 and 2021:

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$5,887,032	$(1,032)	$—	$5,886,000
Cost of products sold	3,439,541	1,027	11,078	3,451,646
Operating expense	2,953,616	26,255	502,636	3,482,507
(Loss) from operations	(506,125)	(28,314)	(513,714)	(1,048,153)
Other loss	(120,353)	(22,234)	(577)	(143,164)
Net loss	$(626,478)	$(50,548)	$(514,291)	$(1,191,317)

	For the Three Months Ended March 31, 2021
	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$3,207,643	$—	$—	$3,207,643
Cost of products sold	1,719,737	—	—	1,719,737
Operating expense	1,333,144	—	—	1,333,144
Income from operations	154,762	—	—	154,762
Other loss	(22,813)	—	—	(22,813)
Net income	$131,949	$—	$—	$131,949

Property and equipment, net classified by business were as follows:

	March 31,	December 31,
	2022	2021
Gas-Powered Boats	$3,165,344	$2,547,410
Franchise	$—	$100,196
Electric-Boats	$267,698	$235,565

13. Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through to May 10, 2022, the date the condensed consolidated financial statements were available to be issued, and determined the following items:

On April 28, 2022, Twin Vee and Forza requested a release and termination of our vacant land contract. This contract provided us with an option to acquire 14.5 acres of undeveloped land in Fort Pierce, Florida. On December 6, 2021, the Company paid a refundable deposit on the land purchase agreement. It has since been determined that the cost associated with building on that site is prohibitive and the Company is looking for a new site to build the Forza factory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employed approximately 140 people on March 31, 2022, some of whom have been with our company for over twenty years.

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

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 20 independent boat dealers in 25 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our wholly owned subsidiary, Forza X1, Inc., is designing and developing a line of electric-powered catamaran boats ranging in size from 18-feet to 28-feet. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary single electric outboard motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, we have completed the design of the hull and running surface of the boat and have begun tooling the molds which are required to build the physical fiberglass boat, we have entered into a supply agreement for the supply of the lithium battery packs that we plan to use to power the electric boats, completed the design and prototyping of the boat control system, and completed the design and are more than halfway through prototyping of the electric outboard motor. We expect to begin production of our FX1 fully integrated electric boat and motor and commence selling to end user customers by the second quarter of 2023. We have also filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design.

Through the first quarter of 2022, we continue to experience strong demand for our products. Our company objective is to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. For the first three months ended March 31, 2022, we increased our manufacturing throughput to an average of 4 boats a week. The increase in production drove our net revenue up 83% compared to 19% for the three months ended March 31, 2021. While driving our top line net sales growth, we are also experiencing increased labor costs. Our manufacturing process is labor intensive, and with the addition of new models to our production line we have added staff and expanded our training program.

Our goal continues to increase production to 5 boats per week which has resulted in an increase in operating expenses. More specifically, our headcount has increased and is expected to further increase as we hired additional production employees and midlevel managers resulting in higher salaries and wages. We continue focus on hiring highly qualified production and administrative staff to order to increase our productivity, drive efficiencies, and improve product quality. To help meet our production objectives we have also invested approximately $2.5 million in facility upgrades, capital equipment and molds.

As we move forward into the second quarter of 2022, we anticipate our operating income to be moderate toward breakeven for our core gas powered boat segment, however our electric boat division will continue to incur losses as we continue our research and development efforts.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Three months ended
	March 31,
	2022	2021	Change	% Change
Net sales	$5,886,000	$3,207,643	$2,678,357	83%
Cost of products sold	$3,451,646	$1,719,737	$1,731,909	101%
Gross profit	$2,434,354	$1,487,906	$946,448	64%
Operating expenses	$3,482,507	$1,333,144	$2,149,363	161%
(Loss) income from operations	$(1,048,153)	$154,762	$(1,202,915)	(777%)
Other expense	$(143,164)	$(22,813)	$120,351	528%
Net (loss) income	$(1,191,317)	$131,949	$(1,323,266)	(1,003%)
Basic and dilutive income per share of common stock	$(0.17)	$0.03	$(0.20)	(616%)
Weighted average number of shares of common stock outstanding	7,000,000	4,000,000

Net Sales and Cost Sales

Our net sales increased $2,678,357, or 83% to $5,886,000 for the three months ended March 31, 2022 from $3,207,643 for the three months ended March 31, 2021. This increase was due to an increase in the number of boats sold during the three months ended March 31, 2022. The number of our boats produced and sold during the three months ended March 31, 2022 increased 48% over the three months ended March 31, 2021, due to our production plan, which we continue to implement and refine, enabling us to produce more boats during the quarter. Additionally, we have increased our sale prices to help offset the increases in operating expenses, which includes increased labor cost, described below, as well as increased costs of production supplies. Our average revenue per unit for the three months ended March 31, 2022 is up approximately 21% over revenue per unit for the three months ended March 31, 2021. The average revenue per unit increase is due to an increase in boat pricing and a shift in product mix with higher margins. We discontinued our classic models and replaced them with our GFX models which generate more revenue per unit.

Gross Profit

Gross profits increased by $946,448, or 64% to $2,434,354 for the three months ended March 31, 2022 from $1,487,906 for the three months ended March 31, 2021. Gross profit as a percentage of sales for the three months ended March 31, 2022 and 2021 was 41% and 46% respectively. We attribute the decline in gross profit percentage to increased cost of raw materials and purchased components. We anticipate continued pressure on our gross profit percentage due to price increases on raw materials and purchased components.

Total Operating Expenses

Our total operating expenses for the three months ended March 31, 2022 and 2021 were $3,482,507 and $1,333,144 respectively. Operating expenses as a percentage of sales were 59% compared to 42% in the prior year.

Selling, general and administrative expenses increased by approximately 128%, or $382,896 to $682,321 for the three months ended March 31, 2022, compared to $299,425 for the three months ended March 31, 2021. The large portion of the increase resulted from expenses totaling $236,896 incurred from being publicly traded company, which we did not incur in the prior year including, directors and officers insurance, filing fees, legal expenses and investor relations costs. We incurred significant increases in our liability insurance and workers compensation insurance totaling $51,498, an increase of 142%, due to our increased revenue levels and increased wages. Office related expenses increased $39,435 or 125%, due to increased staffing levels and work volume. We also saw an increase in travel related expenses of $26,674 or 449%, due to our Forza segment for research and design efforts. Other miscellaneous items make up the remaining $28,393 of increased selling, general and administrative expense.

Salaries, wages and other compensation expenses increased by approximately 143%, or $1,325,640 to $2,253,810 for the three months ended March 31, 2022, compared to $928,170 for the three months ended March 31, 2021. Total salaries and wages increased by $888,933 as a result of aggressively ramping up of production, which required increasing our production and mid-level staff. Included in salaries and wages for the three months ended March 31, 2022 was a charge for non-cash stock-based compensation expense of $224,832 due to the issuance of options to employees and consultants. As we have grown as an organization, we have added benefits to maintain a competitive workforce by adding paid time off, a 401K program, paid holidays and health insurance, which resulted in increased expenses of $92,601. We have also incurred production and executive bonus expense of $68,419 for the three months ended March 31, 2021 compared to $21,600 for the three months ended March 31, 2021, an increase of $46,819, as a result of meeting our production first quarter production objectives. Our compensation to the Board of Directors for the three months ended March 31, 2022 and 2021 was $20,750 and $0, respectively. During the first half of 2021 we were not required to have a Board and did not incur the related expense. The remaining increase, approximately $63,300 of salaries and wages during the three months ended March 31, 2022 was associated with payroll taxes.

Professional fees increased by 315%, or $185,713 to $244,739 for the three months ended March 31, 2022, compared to $59,026 for the year ended 2021. This increase was primarily due to the additional costs we incurred associated with being a public company and included an increase in audit, legal and related consulting fees in order to fulfill our public company SEC reporting obligations.

Depreciation expense for the three months ended March 31, 2022 increased by 72%, or $33,569 to $80,092 for the three months ended March 31, 2022, compared to $46,523 for the three months ended March 31, 2021. Over the past year we made significant investments in equipment, leasehold improvements and boat molds that resulted in an increased our depreciation expense.

Research and design expenses for the three months ended March 31, 2022, was $221,545 compared to $0, for the three months ended March 31, 2021. These expenses are primarily associated with our development of our electric propulsion system for Forza X1.

Other expense increased by $120,351 to $143,164 for the three months ended March 31, 2022, compared to $22,813 for the three months ended, 2021. The increase in other expense is primarily the result of $85,538 in net change in fair value of marketable securities. Interest expense increased $22,128 to $39,840, and we incurred a net of loss on disposal of assets of $18,408.

Net Loss

Net loss for the three months ended March 31, 2022 was $1,191,317, compared to net income of $131,949 for the three months ended March 31, 2021. While our revenue levels increased, our expenses also increased as we continue to invest in our operations to improve production levels. That coupled with the additional expenses associated with being a public company and our research and development efforts for our electric boat division, resulted in a net loss for the three months ended March 31, 2022. With these investments, we are building the foundation for our future, not only for our gas powered boats, but also for our electric boat division. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but are encouraged by our continued increase in revenue. Basic and dilutive loss per share of common stock for the three months ended March 31, 2022, ($0.17) compared to basic and dilutive income per share of common stock for the three months ended March 31, 2021, $0.03.

Liquidity and Capital Resources

A primary source of funds for the three months ended March 31, 2022 was from cash from operation and use of proceeds from our IPO. Our primary use of cash was related to increasing inventory levels to meet the high level of demand coupled with the current supply chain challenges. With uncertainty on component availability, prolonged lead time and rising prices, we have been bringing in inventory far earlier than in previous years.

The following table provide selected financial data about us as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$5,061,380	$6,975,302
Marketable securities	$5,978,043	$6,064,097
Current assets	$12,606,264	$13,073,346
Current liabilities	$3,122,630	$2,155,420
Working capital	$9,483,634	$10,917,926

As of March 31, 2022, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q. As of March 31, 2022, we had $11,039,423 of cash, cash equivalents and marketable securities, total current assets of $12,606,264, and total assets of $20,501,774. Our total liabilities were $4,768,559. Our total liabilities were comprised of current liabilities of $3,122,630 which included accounts payable and accrued liabilities of $2,629,731, due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $377,856, and long-term liabilities of $1,645,929. As of December 31, 2021, we had $13,039,399 of cash, cash equivalents and marketable securities, total current assets of $13,073,346 and total assets of $20,5995,184. Our total current liabilities were $2,155,420 and total liabilities of $3,899,484 which included long-term operating lease liabilities for the lease of our facility.

 Accumulated deficit was $3,208,873 as of March 31, 2022 compared to accumulated deficit of $2,017,556 as of December 31, 2021.

Our working capital decreased by $1,434,292 to $9,483,634 as of March 31, 2022, compared to $10,917,926 on December 31, 2021, due primarily to increased accounts payable and accrued liabilities.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year as well as proceeds from our initial public offering.

 Cash Flow

	Three Months Ended				Years Ended
	March 31,				December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Cash provided by (used in) operating activities	$(1,149,673)	$189,898	$(1,339,571)	(705%)	$(1,947,539)	$364,648	$(1,582,891)	(634%)
Cash used in investing activities	$(647,855)	$(443,250)	$(204,605)	46%	$(8,037,264)	$(200,452)	$7,836,812	(3,910%)
Cash provided by (used in) financing activities	$(116,394)	$457,866	$(574,260)	(125%)	$16,068,289	$512,046	$15,556,243	3,038%
Net Change in Cash	$(1,913,922)	$204,514	$(2,118,436)	(1,036%)	$6,975,302	$891,816	$6,083,486	682%

Cash Flow from Operating Activities

For the three months ended March 31, 2022, net cash flows used in operating activities was $1,149,673 compared to net cash provided by operating activities of $189,898 during the three months ended March 31, 2021. We have increased inventory levels by $1,413,413, due to supply chain delays that continue to impact lead time and parts availability, this is further emphasized by our production ramp up. Accounts payable increased $768,632, which is also associated with our increased bring in of inventory. Our accrued liabilities increased $203,424, primarily due to accrued rebate expense and accrued professional fees. Our net loss from operation was $1,191,317, was decreased by non-cash expenses of $597,649, primarily due to stock-based compensation of $224,832, change of right-of-use asset and lease liabilities of $93,106, loss on disposal of assets of $18,408, net change in fair value of marketable securities of $85,538 and depreciation of $80,092.

Cash Flow from Investing Activities

During the three months ended March 31, 2022, we used $647,855 for investment activities, compared to $443,250 used during the three months ended March 31, 2021. We invested $728,371 in the purchase property and equipment, primarily for new model boat molds of approximately $439,000, leasehold improvements of approximately $142,000, new production equipment of approximately $130,000, and new computers and furniture of approximately $16,000. We had proceeds from the sale of property of approximately $80,000.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash used by financing activities was approximately $116,394, compared to net cash provided by financing activities of $457,866. During the three months ended March 31, 2022, we used $116,394 for deferred offering cost relating to Forza.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Recognition

We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

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

Product Warranty Costs

As required by FASB ASC Topic 460, Guarantees, we are including the following disclosure applicable to our product warranties.

We accrue for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. Our warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate.

Leases

We adopted FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by us. Lease classification is evaluated at the inception of the lease agreement.

Paycheck Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 “(IAS 20)”, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition we have applied to our expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which we recognize costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. We have elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and forgiveness.

Deferred Income Taxes and Valuation Allowance

We account for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as further described below.

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

Remediation Plan

Management has developed and is executing a remediation plan to address the disclosed material weaknesses. We are actively recruiting to retain a full-time controller and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2022, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, ”Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;

●	a global or regional economic slowdown in any of our market segments;

●	changes in government policies and regulations affecting the Company or its significant customers;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;

●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors;

●	rapid material escalation of the cost of regulatory compliance and litigation;

●	difficulties protecting intellectual property;

●	longer payment cycles;

●	credit risks and other challenges in collecting accounts receivable; and

●	the impact of each of the foregoing on outsourcing and procurement arrangements.

We have incurred losses for the quarter ended March 31, 2022 and the year ended December 31, 2021 and could continue to incur losses in the future.

For the quarter ended March 31, 2022, we incurred a loss from operations of $1,048,153 and a net loss of $1,191,317. For the year ended December 31, 2021 we incurred a loss from operations of $1,630,721 and a net loss of $1,011,009. As of March 31, 2022, we had an accumulated deficit of approximately $3.2 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: May 12, 2022	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)