Form 10-Q
period 2022-06-30
Twin Vee PowerCats, Co.
filed 2022-08-12
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-40623

TWIN VEE POWERCATS CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-1417610 (I.R.S. Employe Identification No.)

3101 S. US-1 Ft. Pierce, Florida (Address of Principal Executive Offices)	34982 (Zip Code)

(772) 429-2525

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VEEE	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2022, there were 7,000,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$5,910,533	$6,975,302
Accounts receivable	—	5,137
Marketable securities	997,925	2,996,960
Inventories	4,369,549	1,799,769
Deferred offering costs	247,129	105,500
Due from affiliated companies	286,922	286,922
Prepaid expenses and other current assets	508,203	903,756
Total Current Assets	12,320,261	13,073,346

Marketable securities - non current	2,951,005	3,067,137
Property and equipment, net	4,362,758	2,883,171
Operating lease right of use asset	1,360,883	1,550,530
Security deposit	25,000	25,000
Total Assets	$21,019,907	$20,599,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,262,434	$1,200,861
Accrued liabilities	683,351	456,814
Contract liability	532,127	14,100
Due to affiliated companies	115,043	115,043
Operating lease right of use liability	382,922	368,602
Total Current Liabilities	3,975,877	2,155,420

Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	1,047,806	1,244,164
Total Liabilities	5,523,583	3,899,484

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	19,236,979	18,710,256
Accumulated deficit	(3,747,655)	(2,017,556)
Total stockholders’ equity	15,496,324	16,699,700

Total liabilities and stockholders’ equity	$21,019,907	$20,599,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$8,519,613	$3,297,571	$14,405,613	$6,505,214
Cost of products sold	5,072,401	1,981,427	8,524,047	3,701,164
Gross profit	3,447,212	1,316,144	5,881,566	2,804,050

Operating expenses:
Selling, general and administrative	637,744	278,176	1,320,065	577,601
Salaries and wages	2,793,281	1,047,244	5,047,091	1,975,414
Professional fees	193,542	53,182	438,281	112,208
Depreciation	119,817	54,475	199,909	100,998
Research and design	174,807	—	396,352	—
Total operating expenses	3,919,191	1,433,077	7,401,698	2,766,221

(Loss) Income from operations	(471,979)	(116,933)	(1,520,132)	37,829

Other (expense) income:
Other income	2,632	—	3,230	—
Interest expense	(43,716)	(17,441)	(83,556)	(35,153)
Interest income	32,901	—	32,925	—
Loss on disposal of assets	(31,582)	(249,499)	(49,990)	(254,600)
Gain from insurance recovery	—	434,724	—	434,724
Net change in fair value of marketable securities	(27,038)	—	(112,576)	—
Total other (expenses) income	(66,803)	167,784	(209,967)	144,971

Net (loss) income	$(538,782)	$50,851	$(1,730,099)	$182,800

Basic and dilutive (loss) income per share of common stock	$(0.08)	$0.01	$(0.25)	$0.05
Weighted average number of shares of common stock outstanding	7,000,000	4,000,000	7,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months ended June 30, 2021 Additional Total

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	—	$—	4,000,000	$4,000	$2,551,387	$(1,006,547)	$1,548,840

Net income	—	—	—	—	—	131,949	131,949
Balance at March 31, 2021	—	$—	4,000,000	$4,000	$2,551,387	$(874,598)	$1,680,789

Net income	—	—	—	—	—	50,851	50,851
Balance at June 30, 2021	—	$—	4,000,000	$4,000	$2,551,387	$(823,747)	$1,731,640

For the Three and Six Months ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	$16,699,700

Stock-based compensation	—	—	—	—	224,832	—	224,832
Net loss	—	—	—	—	—	(1,191,317)	(1,191,317)
Balance at March 31, 2022	—	$—	7,000,000	$7,000	$18,935,088	$(3,208,873)	$15,733,215

Stock-based compensation	—	—	—	—	301,891	—	301,891
Net loss	—	—	—	—	—	(538,782)	(538,782)
Balance at June 30, 2022	—	$—	7,000,000	$7,000	$19,236,979	$(3,747,655)	$15,496,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

(F/K/A TWIN VEE CATAMARANS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(1,730,099)	$182,800
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	526,723	—
Depreciation and amortization	199,909	100,998
Loss on disposal of asset	49,990	224,037
Change of right-of-use asset and lease liabilities	189,647	192,531
Net change in fair value of marketable securities	112,576	—
Changes in operating assets and liabilities:
Accounts receivable	5,137	(20,540)
Inventories	(2,569,780)	(602,838)
Prepaid expenses and other current assets	395,553	(438,892)
Accounts payable	1,061,573	390,867
Accrued liabilities	226,537	(28,928)
Operating lease liabilities	(182,038)	(177,184)
Contract liabilities	518,027	182,194
Net cash (used in) provided by operating activities	(1,196,245)	5,045

Cash Flows From Investing Activities
Net sale of investment in trading marketable securities	2,002,591	—
Proceeds from sale of property and equipment	80,000	—
Purchase of property and equipment	(1,809,486)	(604,990)
Net cash provided by (used in) investing activities	273,105	(604,990)

Cash Flows From Financing Activities
Deferred offering costs	(141,629)	(206,293)
Proceeds from Paycheck Protection Program loan	—	608,224
Advances from related parties	—	24,300
Repayment to related parties	—	(311,460)
Net cash (used in) provided by financing activities	(141,629)	114,771

Net change in cash and cash equivalents	(1,064,769)	(485,174)
Cash at beginning of period	6,975,302	891,816
Cash and cash equivalents at end of period	$5,910,533	$406,642

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$73,471	$97,470

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—	$655,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

(F/K/A TWIN VEE CATAMARANS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 30, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $5,910,533 and $6,975,302, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2022 and December 31, 2021, the Company had $4,850,528 and $6,725,302, respectively, in excess of FDIC insured limits.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the consolidated balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2022 and December 31, 2021, the Company had customer deposits of $532,127 and $14,100, respectively, which is recorded as contract liabilities. These deposits are expected to be recognized as revenue within a one-year period.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the six months ended June 30, 2022, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the six months ended June 30, 2022 and 2021, total purchases to this vendor were $2,702,733 and $1,285,116, respectively.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements Using
	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$3,453,873	$—	$3,453,873
Certificates of Deposits	495,057	—	495,057
Total marketable securities	$3,948,930	$—	$3,948,930

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$5,549,670	$—	$5,549,670
Certificates of Deposits	514,427	—	514,427
Total marketable securities	$6,064,097	$—	$6,064,097

The Company’s investments in US government bonds are measured based on publicly available quoted market prices for identical securities as of June 30, 2022 and December 31, 2021. The Company’s investments in corporate bonds, commercial paper and certificated of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At June 30, 2022 and December 31, 2021 inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw Materials	$3,997,257	$1,518,947
Work in Process	372,292	240,256
Finished Product	—	40,566
Total Inventory	$4,369,549	$1,799,769

4. Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Machinery and equipment	$1,775,241	$1,343,797
Furniture and fixtures	9,636	1,850
Leasehold improvements	901,107	786,199
Software and website development	147,334	113,120
Computer hardware and software	94,009	76,598
Boat molds	1,854,833	778,229
Vehicles	95,536	101,984
Electric prototypes and tooling	142,526	142,526
	5,020,222	3,344,303
Less accumulated depreciation and amortization	(657,464)	(461,132)
Total Property and Equipment	$4,362,758	$2,883,171

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2022 and 2021 is $199,909 and $100,998, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% at June 30, 2022 and December 31, 2021.

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

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C. Visconti, the CEO of the Company and the CEO and majority shareholder of the Company’s parent company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $30,000 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term.

At June 30, 2022 and December 31, 2021, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2022	2021
Operating lease ROU asset	$1,360,883	$1,550,530

	June 30,	December 31,
	2022	2021
Operating lease liabilities:
Current portion	$382,922	$368,602
Non-current portion	1,047,806	1,244,164
Total	$1,430,728	$1,612,766

At June 30, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$189,000
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,440,227
Less imputed interest	(9,499)
Total	$1,430,728

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2022
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	3.42

	Six Months Ended
	June 30,
	2022	2021
Operating lease cost	$195,348	$195,348
Total lease cost	$195,348	$195,348

6. Accrued Liabilities

At June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued wages and benefits	$319,619	$185,402
Accrued bonus	84,976	30,000
Accrued warranty	92,990	75,000
Accrued rebates	—	60,000
Accrued interest	43,938	33,852
Accrued professional fees	81,800	10,225
Accrued operating expense	60,028	62,335
Total	$683,351	$456,814

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

During the six months ended June 30, 2022, and 2021, the Company received cash of $0 and $24,300 from its affiliate companies and paid $0 and $311,460 to its affiliate companies, respectively.

During the six months ended June 30, 2022, and 2021, the Company recorded management fees of $27,000 and $21,000, respectively, paid to its shareholder parent company.

During the year ended December 31 2021, the Company paid bills on behalf of our parent company. At June 30, 2022 and December 31, 2021, due from affiliated companies was $286,622. During the year ended December 31, 2021, our parent company funded certain expenditures which resulted in advances from affiliated companies. At June 30, 2022 and December 31, 2021, advances from affiliated companies included in due to affiliated companies was $115,043. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

During the six months ended June 30,2022, Twin Vee received a monthly fee of $5,850 to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

9. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $6,922,000 or 39 units, and $4,273,000 or 24 units, as of June 30, 2022, and December 31, 2021, respectively. The Company incurred no impact from repurchase events during the six months ended June 30, 2022 and year ended December 31, 2021.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

10. Stockholder’s Equity

Common Stock Warrants

As of June 30, 2022, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. There was no warrant activity during the six months ended June 30, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan’) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2022. As of June 30, 2022, there were 377,090 shares remaining available for grant under this plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the six months ended June 30, 2022 and 2021, the Company recorded $526,723 and $0, respectively, of stock-based compensation expense.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the six months ended June 30, 2022:

Six months Ended
June 30,
2022
Expected term	5 years
Expected average volatility	49-50%
Expected dividend yield	—
Risk-free interest rate	1.50 – 2.66%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	713,612	$5.13	9.54
Granted	272,000	3.86	10.00
Exercised	—	—
Forfeited/canceled	(3,657)	(4.10)	(9.32)
Outstanding, June 30, 2022	981,955	$4.82	9.18

Exercisable options, June 30, 2022	328,573	$4.93	9.21

At June 30, 2022, 663,427 options are unvested and expected to vest over the next five years.

11. Major Customers

During the six months ended June 30, 2022, three individual customers had sales of over 10% of our total sales, and combined these three customers represented 46% of total sales. During the six months end June 30, 2021, five individual customers had sales of over 10% of our total sales, and combined these five customers represented 64% of total sales.

12. Net (Loss) Income Per Share

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

Basic and diluted loss per common share have been computed based on the following for the periods ending June 30, 2022 and June 30, 2021:

	June 30,	June 30,
	2022	2021
Numerator for basic and diluted net (loss) income per share:

Net (loss) income	$(1,730,099)	$182,800

Denominator:
For basic net (loss) income per share - weighted average common shares outstanding	7,000,000	4,000,000
Effect of dilutive stock options	—	—
For diluted net (loss) income per share - weighted average common shares outstanding	7,000,000	4,000,000

Net (loss) income per share -Basic:
Net (loss) income per share	$(0.25)	$0.05

Net (loss) income per share - Diluted:
Net (loss) income per share	$(0.25)	$0.05

For the periods ending June 30, 2022 and June 30, 2021, all potentially dilutive securities were antidilutive.

13. Segment

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

The following table shows information by reportable segments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022
	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,519,613	$—	$—	$8,519,613
Cost of products sold	5,059,389	—	13,012	5,072,401
Operating expense	3,356,381	7,723	555,087	3,919,191
(Loss) Income from operations	103,843	(7,723)	(568,099)	(471,979)
Total Other (expenses) income	(31,089)	(3,882)	(31,832)	(66,803)
Net income (loss)	$72,754	$(11,605)	$(599,931)	$(538,782)

	For the Three Months Ended June 30, 2021
	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$3,297,571	$—	$—	$3,297,571
Cost of products sold	1,981,427	—	—	1,981,427
Operating expense	1,415,527	—	17,550	1,433,077
Income from operations	(99,383)	—	(17,550)	(116,933)
Other income	231,590	—	(63,806)	167,784
Net income (loss)	$132,207	$—	$(81,356)	$50,851

	For the Six Months Ended June 30, 2022
	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$14,406,645	$(1,032)	$—	$14,405,613
Cost of products sold	8,498,930	1,027	24,090	8,524,047
Operating expense	6,309,997	33,978	1,057,723	7,401,698
Income from operations	(402,282)	(36,037)	(1,081,813)	(1,520,132)
Other loss	(151,442)	(26,116)	(32,409)	(209,967)
Net loss	$(553,724)	$(62,153)	$(1,114,222)	$(1,730,099)

	For the Six Months Ended June 30, 2021
	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$6,505,214	$—	$—	$6,505,214
Cost of products sold	3,701,164	—	—	3,701,164
Operating expense	2,731,121	—	35,100	2,766,221
Income from operations	72,929	—	(35,100)	37,829
Other income	210,419	—	(65,448)	144,971
Net income (loss)	$283,348	$—	$(100,548)	$182,800

Property and equipment, net classified by business were as follows:

	June 30,	December 31,
	2022	2021
Gas-Powered Boats	$3,984,376	$2,547,410
Franchise	$—	$100,196
Electric-Boats	$378,382	$235,565

14. Subsequent Events

The Company has evaluated all event or transactions that occurred after June 30,2022 through August 10, 2022, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

On July 28, 2022, Forza X1 received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve-year period of expenses we incur to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon Forza X1 investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and Forza X1 creating as many as 170 jobs. There can be no assurance that Forza X1 will meet the conditions necessary to receive the grant funding. Forza X1 is currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful.

On August 11, 2022, Forza X1 announced the pricing of its initial public offering of 3,000,000 shares of its common stock at a public offering price of $5.00 per share, for aggregate gross proceeds of $15,000,000 prior to deducting underwriting discounts and other offering expenses. In addition, Forza X1 has granted the underwriters a 45-day option to purchase up to an additional 450,000 shares of common stock at the public offering price less discounts, to cover over-allotments. The initial public offering is scheduled to close on August 16, 2022, subject to customary closing conditions.

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

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employed approximately 160 people on June 30, 2022, some of whom have been with our company for over twenty years.

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

Through the first six months of 2022, we continued to experience strong demand for our products. Our company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We have made significant progress on all fronts in the first six months ended June 30, 2022, we started production on our new 260GFX and we unveiled our 400GFX at our dealer meeting in July of 2022, we have added 20 dealers and 26 locations to our dealer network and we have increased our manufacturing throughput to an average of 4.75 boats a week. The increase in production drove our net revenue up 158% for the three months ended June 30, 2022 over the second quarter of 2021. While net sales growth has been significant, the investments we are making also increases our labor, operating, sales and general administration costs. Our manufacturing process is labor intensive, and with the addition of new models to our production line we have added staff and expanded our training program.

Our production of gas-powered boats since the closing of our IPO in July 2021 has increased from one boat per week to the current 4.75 boats per week. Our goal is to continue to increase production of gas-powered boats to five boats per week. This increase in production has, and will continue, to result in an increase in operating expenses. More specifically, our headcount has increased and is expected to further increase as we hired and continue to hire additional production employees and midlevel managers resulting in higher salaries and wages. We continue to focus on hiring highly qualified production and administrative staff to order to increase our productivity, drive efficiencies, and improve product quality. To help meet our production objectives we have also invested approximately $5 million in facility upgrades, capital equipment and molds.

As we move forward, we anticipate our operating income to be moderate toward breakeven for our core gas-powered boat segment, however, our electric boat division will continue to incur losses as we continue to develop our fully integrated electric boats, which includes research and development efforts.

Recent Developments

On July 28, 2022, Forza X1 received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to Forza X1 of up to $1,367,100 over a twelve-year period of expenses Forza X1 incurs to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon Forza X1 investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and Forza X1 creating as many as 170 jobs. There can be no assurance that Forza X1 will meet the conditions necessary to receive the grant funding. Forza X1 is currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful.

On August 11, 2022, Forza X1 announced the pricing of its initial public offering of 3,000,000 shares of its common stock at a public offering price of $5.00 per share, for aggregate gross proceeds of $15,000,000 prior to deducting underwriting discounts and other offering expenses. In addition, Forza X1 has granted the underwriters a 45-day option to purchase up to an additional 450,000 shares of common stock at the public offering price less discounts, to cover over-allotments. The initial public offering is scheduled to close on August 16, 2022, subject to customary closing conditions.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Net Sales	$8,519,613	$3,297,571	$5,222,042	158%
Cost of products sold	$5,072,401	$1,981,427	$3,090,974	156%
Gross profit	$3,447,212	$1,316,144	$2,131,068	162%
Operating expenses	$3,919,191	$1,433,077	$2,486,114	173%
(Loss) Income from operations	$(471,979)	$(116,933)	$(355,046)	304%
Other (expense) income	$(66,803)	$167,784	$(234,587)	(140%)
Net (loss) income	$(538,782)	$50,851	$(589,633)	(1,160%)
Basic and dilutive income per share of common stock	$(0.08)	$0.01	$(0.09)	(705%)
Weighted average number of shares of common stock outstanding	7,000,000	4,000,000

Net Sales and Cost Sales

Our net sales increased $5,222,042, or 158% to $8,519,613 for the three months ended June 30, 2022 from $3,297,571 for the three months ended June 30, 2021. This increase was due to an increase in the number of boats sold during the three months ended June 30, 2022. The number of our boats sold during the three months ended June 30,2022 increased 90% over the three months ended June 30, 2021, due to our increased production plan, enabling us to produce more boats during the quarter. Additionally, we have increased our sale prices and reduced discounts and rebates, to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages.

Gross Profit

Gross profits increased by $2,131,068, or 162% to $3,447,212 for the three months ended June 30, 2022 from $1,316,144 for the three months ended June 30, 2021. Gross profit as a percentage of sales, for the three months ended June 30, 2022 and 2021 was 41% and 40% respectively. In the second quarter of 2021, demand for our product was just starting to strengthen after the initial impacts of COVID-19, additional discounts were offered to stimulate sales, which impacted our gross profit in the period ending June 30, 2021.

Total Operating Expenses

 Our total operating expenses for the three months ended June 30, 2022 and 2021 were $3,919,191 and $1,433,077 respectively. Operating expenses as a percentage of sales were 46% compared to 43% in the prior year.

Selling, general and administrative expenses increased by approximately 126%, or $359,568 to $637,744 for the three months ended June 30, 2022, compared to $278,176 for the three months ended June 30, 2021. The majority of that increase resulted from expenses totaling $183,043 incurred from being publicly traded company, which we did not incur in the prior period. Directors and officers’ insurance, filing fees, board fees and investor relations are some of these expenses. We also incurred increases in repairs and maintenance, insurance, hiring expenses, and travel totaling approximately $120,000 along with numerous other smaller increases.

Salaries and wages related expenses increased by approximately 167%, or $1,746,037 to $2,793,281 for the three months ended June 30, 2022, compared to $1,047,244 for the three months ended June 30, 2021. The increase in salaries and wages of $1,260,339 was the result of aggressively ramping up of production, which required increasing our production staff and adding mid-level staff. Included in salaries and wage related expenses for the three months ended June 30, 2022 was stock based compensation expense of $302,000 due to the issuance of options to employees. We have added a full package of benefits for our employees, in order to retain our quality employees, which resulted in an increase in salaries and wages of $103,000. The remaining increase in salaries and wages during the three months ended June 30, 2022 is associated with taxes.

Research and design expenses increased by $174,807 to $174,807 for the three months ended June 30, 2022, from $0 for the three months ended June 30, 2021. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees increased by 264%, or $140,360 to $193,542 for the three months ended June 30, 2022, compared to $53,182 for the three months ended 2021. This increase was also due to the additional costs we incurred associated with being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation expense increased by 120%, or $65,342 to $119,817 for the three months ended June 30, 2022, compared to $54,475 for the three months ended 2021. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other (expenses) increased by 140%, or $234,587 to an expense of $66,803 for the three months ended June 30, 2022, compared to income of $167,784 for the three months ended, 2021. In 2021 we had a net gain from insurance recoveries of $185,225, which we did not receive in 2022. Our interest expense increased by $26,275 and our net change in fair value of marketable securities was $27,038, compared to $0, in 2021.

Net Loss

Net loss for the three months ended June 30, 2022 was $538,782, compared to net income for the three months ended June 30, 2021 of $50,851. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $599,931, for the three months ended June 30, 2022, related to research and design.. Basic and dilutive loss per share of common stock for the three months ended June 30, 2022, was ($0.08) compared to basic and diluted income per share for the three months ended June 30, 2021 of $0.01.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Net sales	$14,405,613	$6,505,214	$7,900,399	121%
Cost of products sold	$8,524,047	$3,701,164	$4,822,883	130%
Gross profit	$5,881,566	$2,804,050	$3,077,516	110%
Operating expenses	$7,401,698	$2,766,221	$4,635,477	168%
(Loss) income from operations	$(1,520,132)	$37,829	$(1,557,961)	(4,118%)
Other (expense) income	$(209,967)	$144,971	$354,938	(245%)
Net (loss) income	$(1,730,099)	$182,800	$(1,912,899)	(1,046%)
Basic and dilutive income per share of common stock	$(0.25)	$0.05	$(0.29)	(641%)
Weighted average number of shares of common stock outstanding	7,000,000	4,000,000

Net Sales and Cost Sales

Our net sales increased by $7,900,399, or 121% to $14,405,613 for the six months ended June 30, 2022 from $6,505,214 for the six months ended June 30, 2021. We attribute the large increase due to strong demand for our product, coupled with our increase in production. The number of our boats sold during the six months ended June 30, 2021 increased 70% over the number of our boats sold during the six months ended June 30, 2021, due to our increased production plan that we focused on since the third quarter of 2021. Additionally, we have increased our sale prices and reduced discounts and rebates, to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages. Our average revenue per unit for the six months ended June 30, 2022 is up approximately 17% over revenue per unit for the six months ended June 30, 2021.

Gross Profit

Gross profit increased by $3,077,516 or 110% to 5,881,566 for the six months ended June 30, 2022 from $2,804,050 for the six months ended June 30, 2021. Gross profit as a percentage of net sales for the six months ended June 30, 2022, was 41% as compared to 43% for the same period in fiscal 2021.

Total Operating Expenses

 Our total operating expenses increased by $4,635,477, or 168% to $7,401,698 for the six months ended June 30, 2021 from $2,766,221 for the six months ended June 30, 2021. Operating expenses as a percentage of sales were 51% and 43% for the six months ended June 30, 2022, and 2021, respectively.

Selling, general and administrative expenses increased by 127% or $732,553 to $1,320,065 for the six months ended June 30, 2022, from $577,601. A significant portion of the increase, $366,600, resulted from expenses incurred in connection with being a publicly traded company, which we did not incur in the prior period. Our insurance increased by $111,868 over the prior period, due to our increased wages and sales level. Our Delaware state franchise taxes increased by $74,210. Our travel expenses increased by $56,250. We also have experienced moderate increases for office supplies, hiring expenses, computer related expenses, and several other accounts which attributed to $123,625 of the increase.

Salaries and wage related expenses increased by 155% or $3,071,678 to $5,047,091 for the six months ended June 30, 2022 from $1,975,414 for the six months ended June 30, 2021. We have been aggressively working on increasing production, and this included increasing our production staff as well as adding mid-level staff, resulting in an increase of $2,149,272 of additional salaries and wage expense for the six months ended June 30, 2022 as compared to for the six months ended June 30, 2021. Included in salaries and wage related expenses for the six months ended June 30, 2022 was stock based compensation expense of $526,723 due to the issuance of options to employees. We have added a full package of benefits for our employees, to retain our quality employees, which resulted in an increase of $181,085. The remaining increase of salaries and wages related expenses during the six months ended June 30, 2022 is associated with taxes and benefits.

Research and design expenses for the six months ended June 30, 2022, and 2021 were $396,352 and $0, respectively. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees for the six months ended June 30, 2022 and 2021 were $438,281 compared to $112,208, respectively. This increase is also due to the expenses incurred from being a public company. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel in order to fulfill our public company reporting obligations.

Depreciation expenses for the six months ended June 30, 2022 and 2021 were $199,909 and $100,998, respectively. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other expenses increased by 245%, or $354,937 to $209,967 for the six months ended June 30, 2022, compared to other income of $144,971 for the six months ended June 30, 2021. The majority of the increase was due to a net gain from insurance recoveries of $180,124, in 2021, which we did not receive in 2022, an increase in interest expense of $48,403 and our net loss in fair value of marketable securities was $112,576 compared to $0, during the six months ended June 30, 2021.

Net Loss

Net loss for the six months ended June 30, 2022 was $1,730,099, compared to net income for the six months ended June 30, 2021 of $182,800. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $1,114,222, for the six months ended June 30, 2022, related to research and design. Our gas-powered segment incurred a loss of $553,724, for the six months ended June 30, 2022. This loss was due to our aggressive ramp up in production. Basic and dilutive loss per share of common stock for the six months ended June 30, 2022, was ($0.25) compared to basic and diluted income per share for the six months ended June 30, 2021 of $0.05.

Liquidity and Capital Resources

The primary sources of funds for the six months ended June 30, 2022 were cash from operations and proceeds from our IPO. Our primary use of cash was related to increasing inventory levels to meet the high level of demand coupled with the current supply chain challenges and our investment into our electric boat segment. With uncertainty on component availability, prolonged lead time and rising prices, we have been bringing in inventory far earlier than in previous years. With our increased levels of inventory, increased revenues, and increased operating costs, we have also experienced an increase in our accounts payable. Our electric boat segment currently does not generate revenue, and incurred a loss of $1,114,222 for the six months ended June 30, 2022.

To date, we have spent approximately $2,500,00 on the funding of the development on our electric boats. The proceeds expected to be derived from the initial public offering of the common stock of Forza X1, will be used to build a manufacturing facility, purchase equipment, inventory and working capital.

The following table provides selected financial data about us as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021	Change	% Change
Cash and cash equivalents	$5,910,533	$6,975,302	$(1,064,769)	(15.3%)
Marketable securities	$3,948,930	$6,064,097	$(2,115,167)	(34.9%)
Current assets	$12,320,261	$13,073,346	$(753,085)	(5.8%)
Current liabilities	$3,975,876	$2,155,420	$1,820,456	84.5%
Working capital	$8,344,385	$10,917,926	$(2,573,541)	(23.6%)

As of June 30, 2022, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q. As of June 30, 2022, we had $9,859,463 of cash, cash equivalents and marketable securities, total current assets of $12,320,261, and total assets of $21,019,907. Our total liabilities were $5,523,582. Our total liabilities were comprised of current liabilities of $3,975,876 which included accounts payable and accrued liabilities of $2,945,784, due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $382,922, and long-term liabilities of $1,547,706. As of December 31, 2021, we had $13,039,399 of cash, cash equivalents and marketable securities, total current assets of $13,073,346 and total assets of $20,5995,184. Our total current liabilities were $2,155,420 and total liabilities of $3,899,484 which included long-term operating lease liabilities for the lease of our facility.

Accumulated deficit was $3,747,655 as of June 30, 2022 compared to accumulated deficit of $2,017,556 as of December 31, 2021.

Our working capital decreased by $2,573,542 to $8,344,384 as of June 30, 2022, compared to $10,917,926 on December 31, 2021, due primarily to increased accounts payable and accrued liabilities.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year as well as proceeds from our IPO.

Cash Flow

	Six Months Ended				Years Ended
	June 30,				December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Cash (used in) provided by operating activities	$(1,196,245)	$5,045	(1,201,290)	$(23,812%)	$(1,947,539)	$364,648	$(2,312,187)	(634%)
Cash provided by (used in) investing activities	$273,105	$(604,990)	878,095	$(145%)	$(8,037,264)	$(200,452)	$(7,836,812)	(3910%)
Cash (used in) provided by financing activities	$(141,629)	$114,771	(256,400)	$(223%)	$16,068,289	$512,046	$(15,556,243)	3,038%
Net change in cash	$(1,064,769)	$(485,174)	(579,595)	$119%	$6,975,302	$891,816	$6,083,486	682%

Cash Flow from Operating Activities

For the six months ended June 30, 2022, net cash flows used in operating activities was $1,196,245 compared to net cash provided by operating activities of $5,045 during the six months ended June 30, 2021. We have increased inventory levels by $2,569,780, due to supply chain delays that continue to impact lead time and parts availability, this is further emphasized by our production ramp up. Accounts payable decreased $1,061,573. Our accrued liabilities decreased $226,537, primarily due to accrued rebate being paid out. Our net loss from operation was $1,730,099, was decreased by non-cash expenses of $1,078,845, primarily due to stock-based compensation of $526,723, change of right-of-use asset and lease liabilities of $189,647, loss on disposal of assets of $49,990, net change in fair value of marketable securities of $112,576 and depreciation of $199,909.

Cash Flow from Investing Activities

During the six months ended June 30, 2022, we provided $273,105 in investment activities, compared to $604,990 used during the six months ended June 30, 2021. We invested $1,809,486 in the purchase of property and equipment, primarily for new model boat molds of approximately $1,076,604, leasehold improvements of approximately $114,908, new production equipment of approximately $431,444, and new computers, software and furniture of approximately $59,411. We had proceeds from the sale of property of approximately $80,000, and proceeds from the sale of marketable securities of $2,002,591.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash used by financing activities was approximately $141,629, compared to net cash provided by financing activities of $114,771. During the six months ended June 30, 2022, we used $141,629 for deferred offering cost relating to Forza.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2022, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. At June 30, 2022, our top five dealers accounted for 64% of our total boats sold. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our gas-powered products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues. In addition, the more inventory of our boats that any dealer acquires, the greater the risk that the dealer is affected by the foregoing. During the six months ended June 30, 2022, the dealers have significantly increased their inventory of our boats.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. To date, we have not been obligated to repurchase any boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. The risk that a dealer may default and we may be required to repurchase a vehicle increases as dealers acquire more inventory of our boats. Our maximum obligation under such floor plan agreements totaled approximately $6,922,000 or 39 units, and $4,273,000 or 24 units, as of June 30, 2022, and December 31, 2021, respectively. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

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

Forza X1 may not receive the anticipated grant funding.

On July 28, 2022, Forza received notice that the North Carolina Economic Investment Committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to it of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon Forza investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. Forza is currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful. If unsuccessful, Forza will not meet the conditions necessary to receive the grant funding and will be subject to the limited capacity at our factory that we allow Forza, in our discretion, to use. There can be no assurance that Forza X1 will meet the conditions necessary to receive the grant funding.

Our planned fully electric sport boat has not yet been developed, and even if developed, interest in it may not develop.

Forza’s electric boats are being designed as fully integrated electric boats, including the hull, outboard motor and control system; however, Forza has not completed the final assembly of its electric boat into a fully integrated product. There can be no assurance that Forza will be able to complete development of the FX1 when anticipated, if at all, that Forza will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore our anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that we would be able to maintain that market.

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

On July 22, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. After deducting underwriting discounts and commissions of approximately $1,260,000, and other offering expenses payable by us of approximately $1,567,150, we received approximately $15,849,037 in net proceeds from our initial public offering. ThinkEquity LLC (formerly known as ThinkEquity, a division of Fordham Financial Management, Inc.) acted as the representative of the several underwriters for the offering. We also granted a 45-day option to the representative of the underwriters to purchase up to 450,000 additional shares of common stock solely to cover over-allotments, if any, which expired unexercised.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: August 12, 2022	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)