Form 10-Q
period 2022-09-30
Twin Vee PowerCats, Co.
filed 2022-11-09
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current Assets
Cash and cash equivalents	$19,975,562	$6,975,302
Accounts receivable	1,610	5,137
Marketable securities	—	2,996,960
Inventories	4,393,238	1,799,769
Deferred offering costs	10,000	105,500
Due from affiliated companies	368,093	286,922
Prepaid expenses and other current assets	1,500,153	903,756
Total current assets	26,248,656	13,073,346

Marketable securities - non current	2,910,936	3,067,137
Property and equipment, net	4,774,839	2,883,171
Operating lease right of use asset	1,264,259	1,550,530
Security deposit	25,000	25,000
Total Assets	$35,223,690	$20,599,184

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,927,656	$1,200,861
Accrued liabilities	538,312	456,814
Contract liability – customer deposits	1,026,580	14,100
Due to affiliated companies	115,043	115,043
Operating lease right of use liability	387,993	368,602
Total current liabilities	3,995,584	2,155,420

Paycheck Protection Program Loan	—	—
Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	949,495	1,244,164
Total Liabilities	5,444,979	3,899,484

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 7,020,000 and 7,000,000 shares issued and outstanding, respectively	7,020	7,000
Additional paid-in capital	29,165,138	18,710,256
Accumulated deficit	(4,447,684)	(2,017,556)
Noncontrolling interest	5,054,237	—
Total stockholders’ equity	29,778,711	16,699,700

Total liabilities and stockholders’ equity	$35,223,690	$20,599,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$8,812,021	$4,118,246	$23,217,634	$10,623,460
Cost of products sold	5,477,947	2,508,170	14,001,994	6,209,334
Gross profit	3,334,074	1,610,076	9,215,640	4,414,126

Operating expenses:
Selling, general and administrative	707,322	512,982	2,027,387	1,090,583
Salaries and wages	2,891,863	1,222,062	7,938,954	3,197,476
Professional fees	135,311	105,384	573,592	217,592
Depreciation and amortization	172,602	31,091	372,511	132,089
Research and design	283,936	61,091	680,288	61,091
Total operating expenses	4,191,034	1,932,610	11,592,732	4,698,831

Loss from operations	(856,960)	(322,534)	(2,377,092)	(284,705)

Other income (expense):
Other income	29,764	148	32,994	148
Interest expense	(52,878)	(50,315)	(136,434)	(85,468)
Interest income	30,958	—	63,883	—
Loss on disposal of assets	—	—	(49,990)	(254,600)
Gain from insurance recovery	—	—	—	434,724
Net change in fair value of marketable securities	(37,993)	(10,576)	(150,569)	(10,576)
Total other (expenses) income	(30,149)	(60,743)	(240,116)	84,228

Net loss before income tax	(887,109)	(383,277)	(2,617,208)	(200,477)
Income taxes provision	—	—	—	—
Net loss	(887,109)	(383,277)	(2,617,208)	(200,477)
Less: Net loss attributable to noncontrolling interests	(187,080)	—	(187,080)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(700,029)	$(383,277)	$(2,430,128)	$(200,477)

Basic and dilutive loss per share of common stock	$(0.10)	$(0.06)	$(0.35)	$(0.04)
Weighted average number of shares of common stock outstanding	7,013,478	6,282,700	7,004,542	4,769,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine months ended September 30, 2021

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2020	—	$—	4,000,000	$4,000	$2,551,387	$(1,006,547)	$—	$1,548,840
Net income	—	—	—	—	—	131,949	—	131,949
Balance at March 31, 2021	—	$—	4,000,000	$4,000	$2,551,387	$(874,598)	$—	$1,680,789
Net income	—	—	—	—	—	50,851	—	50,851
Balance at June 30, 2021	—	$—	4,000,000	$4,000	$2,551,387	$(823,747)	$—	$1,731,640
Common stock issued for cash			3,000,000	3,000	15,849,037	—		15,852,037
Stock-based compensation	—	—	—	—	86,571	—	—	86,571
Net loss	—	—	—	—	—	(383,277)	—	(383,277)
Balance at September 30, 2021	—	$—	7,000,000	$7,000	$18,486,995	$(1,207,024)	$—	$17,286,971

For the Three and Nine months ended September 30, 2022

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	$—	$16,699,700

Stock-based compensation	—	—	—	—	224,832	—	—	224,832
Net loss	—	—	—	—	—	(1,191,317)	—	(1,191,317)
Balance at March 31, 2022	—	$—	7,000,000	$7,000	$18,935,088	$(3,208,873)	$—	$15,733,215

Stock-based compensation	—	—	—	—	301,891	—	—	301,891
Net loss	—	—	—	—	—	(538,782)	—	(538,782)
Balance at June 30, 2022	—	$—	7,000,000	$7,000	$19,236,979	$(3,747,655)	$—	$15,496,324

Common stock issued for payment on behalf of parent	—	—	20,000	20	52,380	—	—	52,400
Subsidiary share issuance	—	—	—	—	9,588,172	—	5,241,317	14,829,489
Stock-based compensation	—	—	—	—	287,607	—	—	287,607
Net loss	—	—	—	—	—	(700,029)	(187,080)	(887,109)
Balance at September 30, 2022	—	$—	7,020,000	$7,020	$29,165,138	$(4,447,684)	$5,054,237	$29,778,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(2,617,208)		$(200,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	814,330		86,571
Depreciation and amortization	372,511		132,089
Loss on disposal of asset	49,990		224,037
Change of right-of-use asset and lease liabilities	286,271		288,621
Net change in fair value of marketable securities	150,569		10,576
Changes in operating assets and liabilities:
Accounts receivable	3,527		(212,908)
Inventories	(2,593,469)		(1,515,118)
Prepaid expenses and other current assets	(596,397)		(684,813)
Accounts payable	726,795		888,465
Accrued liabilities	81,498		349,269
Operating lease liabilities	(275,278)		(265,600)
Contract liabilities – customer deposits	1,012,480		155,853
Net cash used in operating activities	(2,584,381)		(743,435)

Cash Flows From Investing Activities
Net purchases of investment in trading marketable securities	—		(6,101,461)
Net sale of investment in trading marketable securities	3,002,592		—
Proceeds from sale of property and equipment	80,000		—
Purchase of property and equipment	(2,394,169)		(1,221,826)
Net cash provided by (used in) investing activities	688,423		(7,323,287)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	15,231,350		15,852,037
Deferred offering cost	(306,361)		—
Proceeds from Paycheck Protection Program loan	—		608,224
Advances to parent	(28,771)		—
Advances from related parties	—		33,129
Repayment to related parties	—		(339,576)
Net cash provided by financing activities	14,896,218		16,153,814

Net change in cash and cash equivalents	13,000,260		8,087,092
Cash at beginning of period	6,975,302		891,816
Cash and cash equivalents at end of period	$19,975,562		$8,978,908

Supplemental Cash Flow Information
Cash paid for income taxes	$—		$—
Cash paid for interest	$121,284		$118,906

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—		$655,726
Common stock issued for payment on behalf of parent	$52,400	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On October 15, 2021, the Company formed Electra Power Sports, Inc., a wholly-owned subsidiary. Electra Power Sports, Inc. subsequently changed its name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries Fix My Boat, Inc., (“Fix My Boat”) and majority owned subsidiary, Forza X1, Inc. (“Forza X1” “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $19,975,562 and $6,975,302, respectively. Our cash and cash equivalents as of September 30, 2022, does include $13,940,706, related to Forza which was generated from their IPO.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2022 and December 31, 2021, the Company had $19,023,055 and $6,725,302, respectively, in excess of FDIC insured limits.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the consolidated balance sheet. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2022 and December 31, 2021, the Company had customer deposits of $1,026,580 and $14,100, respectively, which is recorded as contract liabilities. These deposits are expected to be recognized as revenue within a one-year period.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the nine months ended September 30, 2022, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the nine months ended September 30, 2022 and 2021, total purchases to this vendor were $4,025,956 and $2,805,739, respectively.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements Using
	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$2,418,689	$—	$2,418,689
Certificates of Deposits	492,247	—	492,247
Total marketable securities	$2,910,936	$—	$2,910,936

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Marketable securities:
Corporate bonds	$5,549,670	$—	$5,549,670
Certificates of Deposits	514,427	—	514,427
Total marketable securities	$6,064,097	$—	$6,064,097

The Company’s investments in US government bonds are measured based on publicly available quoted market prices for identical securities as of September 30, 2022 and December 31, 2021. The Company’s investments in corporate bonds, commercial paper and certificated of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At September 30, 2022 and December 31, 2021 inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw Materials	$4,138,044	$1,518,947
Work in Process	255,194	240,256
Finished Product	—	40,566
Total Inventory	$4,393,238	$1,799,769

4. Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Machinery and equipment	$1,934,869	$1,343,797
Furniture and fixtures	9,636	1,850
Leasehold improvements	959,541	786,199
Software and website development	147,334	113,120
Computer hardware and software	100,113	76,598
Boat molds	2,215,350	778,229
Vehicles	95,536	101,984
Electric prototypes and tooling	142,526	142,526
	5,604,905	3,344,303
Less accumulated depreciation and amortization	(830,066)	(461,132)
	$4,774,839	$2,883,171

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2022 and 2021 is $372,511 and $132,089, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% at September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2022	2021
Operating lease ROU asset	$1,264,259	$1,550,530

	September 30,	December 31,
	2022	2021
Operating lease liabilities:
Current portion	$387,993	$368,602
Non-current portion	949,495	1,244,164
Total	$1,337,488	$1,612,766

At September 30, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$94,500
2023	396,900
2024	416,745
2025	437,582
Total lease payment	1,345,727
Less imputed interest	(8,239)
Total	$1,337,488

The following summarizes other supplemental information about the Company’s operating lease:

September 30,
2022
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	3.17

6. Accrued Liabilities

At September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued wages and benefits	$172,485	$185,402
Accrued Interest	49,052	33,852
Accrued bonus	77,000	30,000
Accrued rebates	—	60,000
Accrued professional fees	73,300	10,225
Accrued operating expense	82,621	62,335
Warranty reserve	83,854	75,000
Total	$538,312	$456,814

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

During the nine months ended September 30, 2022, and 2021, the Company received cash of $0 and $33,128 from its affiliate companies, paid operating expenses of $28,771 and $0 on behalf of to its affiliate companies, and paid $0 and $339,576 to its affiliate companies, respectively.

During the nine months ended September 30, 2022, and 2021, the Company recorded management fees of $42,225 and $31,500, respectively, paid to its shareholder parent company.

At September 30, 2022 and December 31, 2021, advances from affiliated companies included in due to affiliated companies was $115,043. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

During the nine months ended September 30, 2022, Twin Vee received a monthly fee of $5,850 to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

9. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $11,825,000 or 68 units, and $4,273,000 or 24 units, as of September 30, 2022, and December 31, 2021, respectively. The Company incurred no impact from repurchase events during the nine months ended September 30, 2022 and year ended December 31, 2021.

Short-term lease

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the nine months ended September 30, 2022, the lease expense was $2,200.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

10. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of September 30, 2022, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. There was no warrant activity during the nine months ended September 30, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2022. As of September 30, 2022, there were 377,090 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the nine months ended September 30, 2022 and 2021, the Company recorded $814,330 and $86,571, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying condensed consolidated statement of operations. Included in the $814,330 of stock options expense for the nine months ending September 30, 2022, is Forza’s stock-based compensation expense of $158,705.

Stock Options

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2022:

Nine months ended
September 30,
2022
Expected term	5 years
Expected average volatility	49 - 50%
Expected dividend yield	—
Risk-free interest rate	1.50 – 2.96%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	713,612	$5.13	9.54
Granted	277,500	3.84	10.00
Exercised	—	—	—
Forfeited/canceled	(7,624)	(4.10)	(9.10)
Outstanding, September 30, 2022	983,488	$4.81	8.94

Exercisable options, September 30, 2022	463,707	$4.81	8.93

At September 30, 2022, 519,781 Twin Vee options are unvested and expected to vest over the next five years.

Forza

Common Stock Warrants

As of September 30, 2022, the Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the nine months ended September 30, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of September 30, 2022, there were 683,500 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the nine months ended September 30, 2022 and 2021, Forza recorded $1,587,058 and $0, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying condensed consolidated statement of operations.

Stock Options

Under Forza’s 2022 Stock Incentive Plan (the “Forza Plan”), Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Forza Plan, the contractual life of the option grants may not exceed ten years.

Fprza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the nine months ended September 30, 2022:

Nine months ended
September 30,
2022
Expected term	5 years
Expected average volatility	115%
Expected dividend yield	—
Risk-free interest rate	2.98%

The expected volatility of the option is determined using historical volatilities based on historical stock price of comparable boat manufacturing companies. Forza estimated the expected life of the options granted based upon historical weighted average of comparable boat manufacturing companies. The risk-free interest rate is determined using the U.S. Department of the Treasury yield curve rates with a remaining term equal to the expected life of the option. Forza has never paid a dividend, and as such the dividend yield is 0.0%

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	—	$0.00	0.00
Granted	816,500	5.00	10.00
Exercised	—	—	—
Outstanding, September 30, 2022	816,500	$5.00	9.87

Exercisable options, September 30, 2022	47,194	$5.00	9.87

At September 30, 2022, 769,306 Forza options are unvested and expected to vest over the next five years.

11. Major Customers

During the nine months ended September 30, 2022, three individual customers had sales of over 10% of our total sales, and combined these three customers represented 37% of total sales. During the nine months end September 30, 2021, five individual customers had sales of over 10% of our total sales and combined these five customers represented 67% of total sales.

12. Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company reported its financial performance based on the following segments: Gas-powered Boats, Franchise and Electric Boats.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for business segments are generally based on the sale of boats and the sale of franchises. Income (loss) from operations for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by reportable segments for the three and nine months ended September 30, 2022 and 2021:

For the Nine Months Ended September 30, 2022	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$23,218,666	$(1,032)	$—	$23,217,634
Cost of products sold	13,910,332	1,027	90,635	14,001,994
Operating expense	9,468,564	34,507	2,089,661	11,592,732
Loss from operations	(160,230)	(36,566)	(2,180,296)	(2,377,092)
Other expense	(181,113)	(30,059)	(28,944)	(240,116)
Net loss	$(341,343)	$(66,625)	$(2,209,240)	$(2,617,208)

For the Nine Months Ended September 30, 2021	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$10,623,460	$—	$—	$10,623,460
Cost of products sold	6,209,334	—	—	6,209,334
Operating expense	4,581,634	—	117,197	4,698,831
Loss from operations	(167,508)	—	(117,197)	(284,705)
Other income (expense)	153,101	—	(68,873)	84,228
Net loss	$(14,407)	$—	$(186,070)	$(200,477)

For the Three Months Ended September 30, 2022	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,812,021	$—	$—	$8,812,021
Cost of products sold	5,411,404	—	66,543	5,477,947
Operating expense	3,210,920	529	979,585	4,191,034
Income (loss) from operations	189,697	(529)	(1,046,128)	(856,960)
Other (expense) income	(29,671)	(3,943)	3,465	(30,149)
Net income (loss)	$160,025	$(4,471)	$(1,042,663)	$(887,109)

For the Three Months Ended September 30, 2021	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$4,118,246	$—	$—	$4,118,246
Cost of products sold	2,508,170	—	—	2,508,170
Operating expense	1,850,380	—	82,230	1,932,610
Loss from operations	(240,304)	—	(82,230)	(322,534)
Other loss	(57,452)	—	(3,291)	(60,743)
Net loss	$(297,756)	$—	$(85,521)	$(383,277)

Property and equipment, net classified by business were as follows:

	September 30,	December 31,
	2022	2021
Gas-Powered Boats	$4,143,587	$2,547,410
Franchise	$—	$100,196
Electric-Boats	$631,252	$235,565

13. Subsequent Events

The Company has evaluated all event or transactions that occurred after September 30, 2022 through November 7, 2022, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

On October 3, 2022, the Company issued and sold to ThinkEquity LLC, as the underwriter in a firm commitment underwritten public offering (the “Offering”) pursuant to the term of an underwriting agreement that the Company entered into with ThinkEquity LLC on September 28, 2022 (the “Underwriting Agreement”) ,an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $2.75 per share, for gross proceeds of $6,875,000, before deducting underwriting discounts, commissions and offering expenses. Pursuant to the Underwriting Agreement, the Company has also issued to the underwriter warrants to purchase up to 143,750 shares of Common Stock.

On October 7, 2022, Forza signed a two-year lease agreement, on a warehouse facility to begin building out its prototype boats. The monthly rent will be $6,600 the first year and $6,798 the second year.

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

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We employed approximately 160 people on September 30, 2022, some of whom have been with our company for over twenty years.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats under the Twin Vee name; (ii) our electric-powered boat segment which is developing fully electric boats, through our wholly owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 21 independent boat dealers in 26 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our majority owned subsidiary, Forza X1, Inc., is designing and developing a line of electric-powered catamaran boats ranging in size from 18-feet to 28-feet. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary single electric outboard motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, we have completed the design of the 25-foot FX1 dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year. On October the 28th, the running surface of the boat and all major components were tested successfully for several hours on the Indian River Lagoon in Fort Pierce, Florida. While the motor and control systems have been successfully trialed previously, this was the first voyage that included all major components, production batteries, fully functioning “alpha” engine design, control system - including 22” Garmin screen, and Osmosis telematics unit. The performance of the boat exceeded all expectations and will provide a great baseline for improvements, iterations, and design enhancements. We anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza X1 will continue to build prototype engines and boats for the next six to nine months.

Through the first nine months of 2022, we continued to experience strong sales for our products. Our company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We have made significant progress on all fronts in the first nine months ended September 30, 2022, we started production on our new 260GFX and we unveiled our 400GFX at our dealer meeting in July of 2022, we have added to our dealer network, we now have 21 dealers and 26 locations. We have increased our production by 69%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which has increased our net revenue up 119% for the nine months ended September 30, 2022. For the three months ended September 30, 2022, our net revenue increased 114% compared to the three months ended September 30, 2021. While net sales growth has been significant, the investments we are making also increases our labor, operating, sales and general administration costs. Our manufacturing process is labor intensive, and with the addition of new models to our production line we have added staff and expanded our training program.

As we move forward, we anticipate our operating income to be moderate toward breakeven for our core gas-powered boat segment, however, our electric boat division will continue to incur losses as we continue to develop our fully integrated electric boats, which includes research and development efforts.

Recent Developments

On August 16, 2022, Forza issued and sold to ThinkEquity LLC, as the underwriter in a firm commitment underwritten initial public offering (the “Forza IPO”) pursuant to the term of an underwriting agreement that it entered into with ThinkEquity LLC on August 11, 2022 (the “Forza Underwriting Agreement”) ,an aggregate of 3,450,000 shares of Forza’s common stock, par value $0.001 per share, at an initial public offering price of $5.00 per share, for gross proceeds of $17,250,000, before deducting underwriting discounts, commissions and offering expenses. Pursuant to the Forza Underwriting Agreement, Forza also issued to the underwriter warrants to purchase up to 172,500 shares of Common Stock. After the Forza IPO, Forza was no longer a wholly owned subsidiary of the Company.

On October 3, 2022, we issued and sold to ThinkEquity LLC, as the underwriter in a firm commitment underwritten public offering (the “Offering”) pursuant to the term of an underwriting agreement that we entered into with ThinkEquity LLC on September 28, 2022 (the “Underwriting Agreement”),an aggregate of 2,500,000 shares of our Common Stock at a public offering price of $2.75 per share, for gross proceeds of $6,875,000, before deducting underwriting discounts, commissions and offering expenses. Pursuant to the Underwriting Agreement, we also issued to the underwriter warrants to purchase up to 143,750 shares of Common Stock.

We continue adding new models to our lineup. We are now adding 3 new STX Sport Tournament models and 4 new, completely unique, special models that we have been designing and will be launching under a new boat brand named LFG Marine Group. LFG Marine will be a 100% owned division within Twin Vee. These initial models are geared more toward the freshwater market but can also be used and enjoyed in the saltwater environment.

The LFG Marine Group will have its own website, its own marketing but the boats will be designed, manufactured, and shipped from our Twin Vee, factory in Fort Pierce, Florida to existing and new dealers. Our initial LFG models will include a 25-foot muti hull center console, 25-foot dual console, 25-foot deck boat and a new 22-foot single engine mono hull. All of these models are past the design stage and the tooling is being completed. The 25-foot dual console is currently being completed in the factory and should be in the water within 2-3 weeks. We anticipate that revenue from LGF boat sales will begin in Q1 of 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change
Net sales	$8,812,021	$4,118,246	4,693,775	114%
Cost of products sold	$5,477,947	$2,508,170	2,969,777	118%
Gross profit	$3,334,074	$1,610,076	1,723,998	107%
Operating expenses	$4,191,034	$1,932,610	2,258,424	117%
Operating loss	$(856,960)	$(322,534)	(534,426)	166%
Net loss	$(877,109)	$(383,277)	(503,832)	131%
Net loss per common share: Basic and Diluted	$(0.10)	$(0.06)	(0.04)	64%
Weighted average number of common shares outstanding: Basic and diluted	7,013,478	6,282,700

Net Sales and Cost Sales

Our net sales increased $4,693,775, or 114% to $8,812,021 for the three months ended September 30, 2022 from $4,118,246 for the three months ended September 30, 2021. This increase was due to an increase in the number of boats sold during the three months ended September 30, 2022. The number of our boats sold during the three months ended September 30, 2022 increased 65% over the three months ended September 30, 2021, due to our increased production plan, enabling us to produce more boats during the quarter. Additionally, we have increased our sale prices and reduced discounts and rebates, to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages.

Gross Profit

Gross profits increased by $1,723,998, or 107% to $3,334,074 for the three months ended September 30, 2022 from $1,610,076 for the three months ended September 30, 2021. Gross profit as a percentage of sales, for the three months ended September 30, 2022 and 2021 was 38% and 39% respectively.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2022 and 2021 were $4,191,034 and $1,932,610 respectively. Operating expenses as a percentage of sales were 48% compared to 47% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended September 30, 2022 and 2021 were $3,210,921 and $1,850,513 respectively. Our gas-powered segment, operating expenses as a percentage of sales were 36% compared to 45% in the prior year, showing a 9% improvement quarter over quarter. Our total operating expenses, for Forza, our electric powered boat and development segment, for the three months ended September 30, 2022 and 2021 were $979,584 and $0 respectively.

Selling, general and administrative expenses increased by approximately 38%, or $194,339 to $707,321 for the three months ended September 30, 2022, compared to $512,982 for the three months ended September 30, 2021. A significant portion of this increase, $101,724 was due increased costs in liability and workman’s compensation insurance. These insurance charges increase based on your employment level and sales revenue, both of which, have increased significantly quarter over quarter. Another $42,551 was due to Forza now carrying cost of being publicly traded. Our sales and marketing expenses for the quarter increased $40,188, the majority of this increase was due to hosting a dealer meeting in 2023, which we did not due in 2022. Our travel expense increased approximately $26,662, this is due to Forza’s remote workforce being required to travel for development and testing.

Salaries and wages related expenses increased by approximately 137%, or $1,669,801 to $2,891,863 for the three months ended September 30, 2022, compared to $1,222,062 for the three months ended September 30, 2021. Of the increase in salaries and wages of $1,216,037 was the result of aggressively ramping up of production, which required increasing our production staff and adding mid-level staff, as well as the staffing of our Forza segment, which account for $698,967 of the increase. Included in salaries and wage related expenses for the three months ended September 30, 2022 was stock based compensation expense of $287,607 due to the issuance of options to employees. We have added a full package of benefits for our employees, in order to retain our quality employees, which resulted in an increase in salaries and wages of $90,113. The remaining increase in salaries and wages during the three months ended September 30, 2022 is associated with taxes.

Research and design expenses increased by $222,845 to $283,936 for the three months ended September 30, 2022, from $61,091 for the three months ended September 30, 2021. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees increased by 28%, or $29,927 to $135,311 for the three months ended September 30, 2022, compared to $105,384 for the three months ended 2021. This increase was also due to the additional costs we incurred associated with Forza being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 455%, or $141,511 to $172,602 for the three months ended September 30, 2022, compared to $31,091 for the three months ended 2021. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other (expenses) decreased by 50%, or $30,594 to an expense of $30,149 for the three months ended September 30, 2022, compared to $60,743 for the three months ended, 2021. Our interest income increased for the quarter by 30,958, compared to 2021, accounting for the change.

Net Loss

Net loss for the three months ended September 30, 2022 was $887,109, compared to $383,277 for the three months ended September 30, 2021. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $1,042,663, for the three months ended September 30, 2022, related to research and design. Our gas-powered segment had income of $160,025 for the three months ended September 30, 2022. Basic and dilutive loss per share of common stock for the three months ended September 30, 2022, was ($0.10) compared to ($0.06) for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine months Ended
	September 30,
	2022	2021	Change	% Change
Net sales	$23,217,634	$10,623,460	12,594,174	119%
Cost of products sold	$14,001,994	$6,209,334	7,792,660	125%
Gross profit	$9,215,640	$4,414,126	4,801,514	109%
Operating expenses	$11,592,732	$4,698,831	6,893,901	147%
Loss from operations	$(2,377,092)	$(284,705)	(2,092,387)	735%
Other income (expense)	$240,116	$(84,228)	324,344	(385%)
Net loss	$(2,617,208)	$(200,477)	(2,416,731)	1,205%
Basic and dilutive loss per share of common stock	$(0.37)	$(0.04)	(0.33)	789%
Weighted average number of shares of common stock outstanding	7,004,542	4,769,200

Net Sales and Cost Sales

Our net sales increased by $12,594,174, or 119% to $23,217,634 for the nine months ended September 30, 2022 from $10,623,460 for the nine months ended September 30, 2021. We attribute the large increase due to strong demand for our product, coupled with our increase in production. The number of our boats sold during the nine months ended September 30, 2021 increased 69% over the number of our boats sold during the nine months ended September 30, 2021, due to our increased production plan that we focused on since the third quarter of 2021. Additionally, we have increased our sale prices and reduced discounts and rebates and introduced new larger models to help offset the increases in operating expenses described below, in addition to increased costs of product parts and components and our increased inventory that we are maintaining to protect against supply chain shortages. Our average revenue per unit for the nine months ended September 30, 2022 increased approximately 35% over revenue per unit for the nine months ended September 30, 2021.

Gross Profit

Gross profit increased by $4,801,514 or 109% to 9,215,640 for the nine months ended September 30, 2022 from $4,414,126 for the nine months ended September 30, 2021. Gross profit as a percentage of net sales for the nine months ended September 30, 2022, was 40% as compared to 42% for the same period in fiscal 2021.

Total Operating Expenses

Our total operating expenses for the nine months ended September 30, 2022 and 2021 were $11,592,732 and $4,698,831 respectively. Operating expenses as a percentage of sales were 50% compared to 44% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the nine months ended September 30, 2022 and 2021 were $9,520,918 and $4,581,634 respectively. Our gas-powered segments, operating expenses as a percentage of sales were 41% compared to 43% in the prior year, showing a 2% improvement quarter over quarter. Our total operating expenses, for Forza, our electric powered boat and development segment, for the nine months ended September 30, 2022 and 2021 were $2,037,307 and $1,046,129 respectively. Forza operating expenses as a percentage of consolidated sales were 9%.

Selling, general and administrative expenses increased by 86% or $936,804 to $2,027,387 for the nine months ended September 30, 2022, from $1,090,583. A significant portion of the increase, $405,191, resulted from expenses incurred in connection with being a publicly traded company, which we did not incur for the majority of the prior period. Our insurance increased by $223,977 over the prior period, due to our increased wages and sales level. Our state taxes increased by $122,769. Our advertising and marketing increased $46,527, primarily due to hosting a dealer sales meeting in 2022, which we did not host in 2021, over concerns regarding Covid. We also have experienced moderate increases several accounts totaling $49,880 of the increase. Selling, general and administrative expenses associated specifically to Forza, our electric boat and development segment, totaled $267,657.

Salaries and wage related expenses increased by 148% or $4,741,478 to $7,938,954 for the nine months ended September 30, 2022 from $3,197,476 for the nine months ended September 30, 2021. We have been aggressively working on increasing production, and this included increasing our production staff as well as adding mid-level staff, resulting in an increase of $3,365,308 of additional salaries and wage expense for the nine months ended September 30, 2022 as compared to for the nine months ended September 30, 2021, $698,967 can be directly associated with Forza, for our electric boat and development segment. Included in salaries and wage related expenses for the nine months ended September 30, 2022 was stock based compensation expense of $814,330 due to the issuance of options to employees, $158,705 was directly associated with Forza, for our electric boat and development segment. We have added a full package of benefits for our employees, to retain our quality employees, which resulted in an increase of $315,566. The remaining increase of salaries and wages related expenses during the nine months ended September 30, 2022 is associated with taxes and benefits.

Research and design expenses, for Forza, our electric boat and development segment, for the nine months ended September 30, 2022, and 2021 were $680,288 and $61,091, respectively. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees for the nine months ended September 30, 2022 and 2021 were $573,592 compared to $217,591, respectively. This increase is also due to the expenses incurred from being a public company. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel in order to fulfill our public company reporting obligations.

Depreciation and amortization expenses for the nine months ended September 30, 2022 and 2021 were $372,511 and $132,089, respectively. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other expenses increased by 385%, or $324,344 to $240,116 for the nine months ended September 30, 2022, compared to other income of $84,228 for the nine months ended September 30, 2021. The majority of the increase was due to a net gain from insurance recoveries of $180,124, in 2021, which we did not receive in 2022, an increase in interest expense of $50,966 and our net loss in fair value of marketable securities was $150,569 compared to $10,576 during the nine months ended September 30, 2021. The increase in expenses was also offset by an increase of interest income of $63,883, and other income of $32,994.

Net Loss

Net loss for the nine months ended September 30, 2022 was $2,617,208, compared to $200,477 for the nine months ended September 30, 2021. Forza, which represents our electric boat and development segment, which does not generate any revenue, at this time, incurred a loss of $2,156,886, for the nine months ended September 30, 2022, related to research and design. Our gas-powered segment incurred a net loss of $393,697, or 1.7% of net sales, for the nine months ended September 30, 2022. This loss was due to our aggressive ramp up in production. Basic and dilutive loss per share of common stock for the nine months ended September 30, 2022, was ($0.37) compared to ($0.04) for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The primary sources of funds for the nine months ended September 30, 2022 were cash from operations and proceeds from our IPO, the Forza IPO and our follow on offering consummated in October 2022. Forza raised gross proceeds of $17,250,000 from the Forza IPO and gross proceeds of $6,875,000 from our follow on offering consummated in October 2022. Our primary use of cash was related to increasing inventory levels to meet the high level of demand coupled with the current supply chain challenges and our investment into our electric boat segment. With uncertainty on component availability, prolonged lead time and rising prices, we have been bringing in inventory far earlier than in previous years. With our increased levels of inventory, increased revenues, and increased operating costs, we have also experienced an increase in our accounts payable. Our electric boat segment currently does not generate revenue and incurred a loss of $2,156,886 for the nine months ended September 30, 2022.

To date, Twin Vee has spent approximately $2,500,00 on the funding of the development on our electric boats. The proceeds raised from the initial public offering of the common stock of Forza X1, will be used to build a manufacturing facility, purchase equipment, inventory and working capital.

The following table provides selected financial data about us as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021	Change	% Change
Cash and cash equivalents	$19,975,562	$6,975,302	13,000,260	186.4%
Marketable securities	$2,910,936	$6,064,097	(3,153,161)	(52.0%)
Current assets	$26,248,656	$13,073,346	13,175,310	100.8%
Current liabilities	$3,995,584	$2,155,420	1,840,164	85.4%
Working capital	$22,253,072	$10,917,926	11,335,146	103.8%

As of September 30, 2022, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Quarterly Report on Form 10-Q. Included in cash and cash equivalents for the three and nine months ended September 30, 2022 is proceeds from the Forza IPO. As of September 30, 2022, we had $22,886,498 of cash, cash equivalents and marketable securities, total current assets of $26,248,656, and total assets of $35,223,690. Our total liabilities were $5,444,979. Our total liabilities were comprised of current liabilities of $3,995,584 which included accounts payable and accrued liabilities of $2,465,968, due to affiliated companies of $115,043 and current portion of operating lease right of use liability of $387,993, and long-term liabilities of $1,449,395. As of December 31, 2021, we had $13,039,399 of cash, cash equivalents and marketable securities, total current assets of $13,073,346 and total assets of $20,599,184. Our total current liabilities were $2,155,420 and total liabilities of $3,899,484 which included long-term operating lease liabilities for the lease of our facility.

Accumulated deficit was $4,501,181 as of September 30, 2022 compared to accumulated deficit of $2,017,556 as of December 31, 2021.

Our working capital increased by $11,335,146 to $22,253,072 as of September 30, 2022, compared to $10,917,926 on December 31, 2021, due primarily to the Forza IPO.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year as well as proceeds from our IPO.

Cash Flow

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Cash used in operating activities	$(2,584,381)	$(743,435)	(1,840,946)	248%
Cash provided by (used in) investing activities	$688,423	$(7,323,287)	8,011,710	(109%)
Cash provided by financing activities	$14,896,218	$16,153,814	(1,257,596)	(8%)
Net Change in Cash	$13,000,260	$8,087,092	4,913,168	61%

	Years Ended
	December 31,
	2021	2020	$ Change	% Change
Cash provided by (used in) operating activities	$(1,947,539)	$364,648	(2,312,187)	(634%)
Cash used in investing activities	$(8,037,264)	$(200,452)	(7,836,812)	3,910%
Cash provided by financing activities	$16,068,289	$512,046	15,556,243	3,038%
Net Change in Cash	$6,975,302	$891,816	6,083,486	682%

Cash Flow from Operating Activities

For the nine months ended September 30, 2022, net cash flows used in operating activities was $2,584,381 compared to $743,435 during the nine months ended September 30, 2021. We have increased inventory levels by $2,593,469, due to supply chain delays that continue to impact lead time and parts availability, this is further emphasized by our production ramp up. Accounts payable decreased $726,795. Our accrued liabilities decreased $81,498, primarily due to accrued rebate being paid out. Our net loss from operation was $2,617,208, was decreased by non-cash expenses of $1,236,831, primarily due to stock-based compensation of $814,330, change of right-of-use asset and lease liabilities of $286,271, loss on disposal of assets of $49,990, net change in fair value of marketable securities of $150,569 and depreciation of $372,511.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022, we provided $688,423 in investment activities, compared to $7,323,287 used during the nine months ended September 30, 2021. We invested $2,394,169 in the purchase of property and equipment, primarily for new model boat molds of approximately $1,437,000, leasehold improvements of approximately $173,000, new production equipment of approximately $591,000, and new computers, software and furniture of approximately $66,000. We had proceeds from the sale of property of approximately $80,000, and proceeds from the sale of marketable securities of $3,002,592.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $14,896,218, compared to $16,153,814 for the nine months ended September 30, 2021. The cash flow from financing activities for the nine months ended September 30, 2022 included net proceeds of $15,231,350 from the Forza IPO.

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

Paycheck Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, we determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 “(IAS 20)”, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition we have applied to our expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which we recognize costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. We have elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and forgiveness.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Controller and a Staff Accountant; we have selected and are working on implementing a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2022, controls and procedure have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, we hired additional staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Increasing inflation has raised operating costs for many businesses and, in the future, could impact demand or pricing of our boats or employee wages. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. At September 30, 2022, our top three dealers accounted for 37% of our total boats sold. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

Because we sell nearly all of our gas-powered products through dealers, their financial health is critical to our success. Our business, financial condition, and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations, and personal financial issues. In addition, the more inventory of our boats that any dealer acquires, the greater the risk that the dealer is affected by the foregoing. During the nine months ended September 30, 2022, the dealers have significantly increased their inventory of our boats.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. To date, we have not been obligated to repurchase any boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. The risk that a dealer may default, and we may be required to repurchase a vehicle increases as dealers acquire more inventory of our boats. Our maximum obligation under such floor plan agreements totaled approximately $11,825,000 or 68 units, and $4,273,000 or 24 units, as of September 30, 2022, and December 31, 2021, respectively. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

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

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting . We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have added to our staffing levels and implemented additional control. In early 2023 we will have a new operating system in place that will further strengthen the financial reporting process. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 11, 2022, by and between Forza X1, Inc. and ThinkEquity LLC (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2022 (File No. 001-40623))
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed with the Securities and Exchange Commission on August 17, 2022 (File No. 001-40623))
10.2	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2022 (File No. 001-40623))
10.3	Forza X1, Inc. 2022 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non-Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2022 (File No. 001-40623))
10.4	Employment Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Joseph C. Visconti (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2022 (File No. 001-40623))
10.5	Amendment, dated August 22, 2022, to Employment Agreement, dated October 1, 2021, by and between Twin Vee PowerCats Co. and Carrie Gunnerson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2022 (File No. 001-40623))
10.6	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee Powercats, Inc.’s directors, officers and certain stockholders (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2022 (File No. 001-40623))
10.7	Amendment to Employment Agreement between Twin Vee PowerCats Co. and Joseph Visconti, effective as of October 20, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2022 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: November 8, 2022	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)