Form 10-K
period 2022-12-31
Twin Vee PowerCats, Co.
filed 2023-03-30
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $ . Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 28, 2023, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K (the “Annual Report”), “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below under the heading the “Risk Factors” in Part I, Item 1A.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	Our business is affected by interest rates and energy prices affect product sales.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	We rely on one manufacturer to supply our engines and do not have any long terms commitments from such manufacturer.

●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our industry is characterized by intense competition, which affects our sales and profits.

●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.

●	Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

●	Our ability to generate meaningful product revenue from our electric-powered boats will depend on consumer adoption of electric boats.

●	The capacity of the manufacturing facility that Twin Vee and Forza utilize is not expected to be sufficient to support our future growth and business plans.

●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes, which could adversely affect the demand for our boats or increase our operating costs.

●	Forza X1’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to its products.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

●	Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

●	We have broad discretion in the use of the net proceeds that we received from our initial public offering that closed in July 2021 and may not use them effectively.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

General

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 170 people.

We have organized our business into three operating segments: (i) our gas-powered boat segment, which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment, which is developing fully electric boats, through our majority owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment, which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation. Initially Forza was also our wholly owned subsidiary that became a majority owned subsidiary in August 2022, when Forza consummated the initial public offering of its shares of common stock, which are now listed on The Nasdaq Capital Market, resulting in our ownership of 67% of the outstanding common stock of Forza.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 20 independent boat dealers in 34 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our majority owned subsidiary, Forza, is designing and developing a line of electric-powered boats utilizing our electric vehicle (“EV”) technology to control and power our boats and proprietary outboard electric motor. Forza’s mission is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats.

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

Business of Our Segments

Gas-powered Boats

Our gas-powered boat segment, which accounted for 100% of our net revenue in the 2022 fiscal year and 99% of our net revenue in the 2021 fiscal year, is located in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 16 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations for our gas-powered boats is in Fort Pierce, Florida and is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 170 people.

During the 2022 fiscal year, we focused our efforts on increased throughput through our facility, and fully integrating the new models that we introduced in 2021. In February 2023, we announced our launch of our new LFG Marine, a new-monohull boat brand that will initially include a 22-inch center console monohull, a 25 inch dual console, single-engine day boat, a 22 inch dual console monohull and a 25 inch deck boat, single engine. We delivered the first LFG Marine boats in January of 2023. The LFG Marine brand is expected to appeal to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat opening a significantly larger portion of the market share to Twin Vee.

During the year ended December 31, 2022, one individual dealers had sales of over 10% of our total sales, and one customer represented 12% of total sales. During the year ended December 31, 2021, five individual customers had sales of over 10% of our total sales and combined these five customers represented 67% of total sales.

Twin Vee’s Twin-Hull Shape

Twin Vee catamaran boats are designed for a dry and smooth ride. As a Twin Vee moves through the water, the boat’s symmetrical catamaran hull has lifting strakes on the side of each hull. Lifting strakes are known to produce lift at the bow of a boat by displacing water, allowing the boat to, in essence, glide above the water rather than lumber through it. Twin Vee’s lifting strakes work to not only create lift, but also to make the ride smoother. The forward motion of a catamaran boat lifts water up towards the top of the tunnel while pushing the water inward to form two counter-flowing vortexes. As these vortexes are being formed, the Twin Vee hull design aerates these vortexes with small air bubbles, which are then compressed at an increasing rate as the vortexes move down the tunnel. It is the kinetic energy stored in these compressed air bubbles, which creates \ a smooth and stable ride. As speed increases, the kinetic energy increases at a non-linear rate as more and more air is induced into the increasingly faster flowing vortexes. The trailing surfaces the Twin Vee hulls are specifically designed to facilitate propulsion efficiency by discharging the kinetic energy and air bubbles from the counter-flowing vortexes upon exiting astern, thus providing the propellers with a steady flow of super clean and highly ordered water.

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

 Twin Vee’s Mono-Hull

We expect our new LFG Marine bring to appeal to first-time boat buyers, the freshwater market and consumers that prefer a mono-hull boat.

Franchise

Our franchise segment is being developed and we plan to utilize a franchise model for marine mechanics across the country through our wholly owned subsidiary, Fix My Boat, Inc.

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

Forza was initially our wholly owned subsidiary and prior to Forza’s incorporation on October 15, 2021, it operated as the Electra Power Sports™ Division of Twin Vee. Following our initial public offering that closed on July 23, 2021, we determined in October 2021 that for several reasons that include, but are not limited to, avoiding confusion in the marketplace between our legacy gas-powered line of boats, that the company would market its new independent line of electric boats under a new brand name (and new subsidiary) separate and apart from us. Twin Vee and Forza X1 brands are unique in their own way, including (i) the profile of the targeted Forza X1 customer who is environmentally conscious and would purchase an electric boat versus gas-powered model, (ii) the marketing and sales strategy of each company, and (iii) Twin Vee’s use of a third-party dealer network whereas Forza X1 plans on implementing a digital direct to consumer model. In addition, electric powered boats will require a specific and unique level of training and knowledge for supporting and servicing the technical and warranty claims that might arise. The service and support of gas and electric powered boats are very different, and it became clear to us that Forza required its own unique brand.

To date, Forza has completed the designs of its first boat, the FX1. Unlike the two prototypes developed by us, the FX1 model will not be a retrofitted Twin Vee catamaran hull with an electric propulsion system. Instead, the FX1 model is being built based on an entirely new design that will incorporate the same control system as the second prototype. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 25-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. To date, Forza has completed the design of the 25-foot FX dual console model, including hull, deck and small parts. We have completed the design of the 25-foot FX dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year. The initial launch of FX1 will include Forza’s proprietary single electric outboard motor. Both FX1 models are being designed with advanced high-powered, liquid-cooled lithium battery packs that will be provided by the third party supplier with whom we have entered into a five year supply agreement and a vehicle control unit with proprietary control software all integrated into a 22-inch master control touch screen that will be used to control most functions of the boat.

On October the 28th, 2022, the running surface of the boat and all major components were tested successfully for several hours on the Indian River Lagoon in Fort Pierce, Florida. While the motor and control systems have been successfully trialed previously, this was the first voyage including all major components, production batteries, fully functioning “alpha” engine design, control system - including 22” Garmin screen, and Osmosis telematics unit. The performance of the boat exceeded all expectations and will provide a great baseline for improvements, iterations, and design enhancements. We ultimately reached over thirty miles per hour.

Subsequent to the initial prototype boat, Forza has built four more prototypes: two more FX-style catamarans, one deck boat and one 22-foot center console monohull. These prototypes have been fully built out and were run in March of 2023. The engine design and lower units and the control system cabling have been revamped and improved in each iteration. The monohull will feature a single battery and the deck boat will, like the FX, utilize a two-battery system. The batteries and engines are liquid-cooled and unique improvements to the heat exchanges have improved performance. Forza has now completed its telematics unit design and has a beta app on the Apple app store. This will allow for remote monitoring of all of the parameters of the battery and engine for both the end user and the factory. Additionally, Forza has improved its user interface through the Garmin control screen to provide well-designed pages showing operating characteristics and conformance to control parameters.

Forza continues to anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza will continue to build prototype engines and boats for the next six to nine months.

Forza has filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, its propulsion system being developed and boat design.

Our Strategy

Overall Strategy

We intend to capitalize on the thriving broader marine industry through the following strategies:

Develop New and Innovative Products in Our Core Market. As an innovator, designer, manufacturer, and marketer of catamaran powerboats, we strive to design new and inventive products that appeal to a broad customer base. We intend to launch a number of new products and features with best-in-class quality, with the goal of increasing sales and significant margin expansion. For example, we currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. We designed our first monohull boat, a 22 foot, available in both center and dual consoles. This is the first boat in a line of boats, that will be sold under our new LFG Marine brand. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. We intend to release new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Increase the Power Boat Category Segment. Our near-term product development strategy is to expand our product line to reach underserved segments of the catamaran and monohull powerboat category that are distinct from our traditional customer base. With our existing supplier relationships, material agreements, and manufacturing processes, should allow us to offer this product line at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the Twin Vee brand.

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

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network. We view our dealers as our partners and product champions. Therefore, we will continue to devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We currently have a network of 20 independent boat dealers in 34 locations across North America, the Caribbean and Central America.

 Increase Our Sales in International Markets. We believe we have a brand that will have natural growth in international markets. Catamaran powerboats have already been accepted as the norm in many international markets. For example, with catamaran powerboats currently being 5% of the US market, catamaran powerboats make up over 30%, as of 2020, of the Bahamian market. Based on our brand and product offering, as well as out potential distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our products in developed markets where we have a dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets.

EV/Forza Specific Strategy

Forza plans to market and sell its model offerings in a variety of ways. One way will be to operate in a fundamentally different manner and structure than traditional marine manufacturers and boat dealers by adopting a direct-to-consumer sales and delivery model. Forza is building a dedicated web and app-based platform for sales, deliveries, and service operations to change the traditional boat buying and marine service experience through technological innovation, ease of use, and flexibility. Forza intends to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support its growth. Additionally, to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training or in states where there are limitations on direct sales, Forza will also market its boats through a partnership with OneWater Marine, Inc. (“OneWater”), one of the largest dealership networks in the United States. Forza, believes its approach will enable us to provide the best of both worlds to prospective customers and support its mission to electrify recreational boating for mass production.

Currently, Forza’s web and app-based platform is expected to include the following:

●	Build and Price Boats. The web and app platform will offer prospective buyers a place to examine photos and videos of our boats, which will all have a single price based on the model type and a few available options. For example, the consumer would have four gel coat exterior choices, three interior upholstery choices, and an option to increase the battery pack capacity for extended run times. Other options would include charging cords and plugs, boating items such as bumpers, covers, and fun add-ons like clothing, allowing consumers to “personalize” their Forza X1 purchase.

●	Financing. Prospective customers will be able to apply for third-party consumer financing to complete or supplement their purchase through our web and app platform.

●	Delivery. Once manufactured, the boat will be delivered directly to a customer’s home, marina, or wherever they choose. The scheduling, communication, and support necessary for coordinating touchless delivery of Forza boats would all be accomplished over the website or app.

●	Servicing. Forza intends to offer highly tailored and differentiated services that enable intuitive experiences throughout the entire customer lifecycle, such as warranty, repair, or other service assistance for their boats. Forza expects this all-inclusive approach will provide higher customer satisfaction, create strong brand loyalty, and increase operational efficiency while simultaneously allowing us to capture a more significant share of the entire lifecycle value of every Forza X1 boat produced. Forza anticipates having internal staff with the capability to provide an OTA update to resolve the issue remotely without the boat ever leaving the customer’s sight. As part of its customer satisfaction drive, Forza plans for its staff to make mobile service calls to the boat docks. It also intends to enter into partnering arrangements with third parties to address service needs that require more than a mobile service visit and plans to arrange for the boat to be picked up and brought to one of our partnered service centers. If a service center is not available in a customer’s area, for approved warranty repairs we will permit the owners to take their boat to their local service center who will then invoice us.

●	Customer Service and Feedback. Forza will utilize customer insights and feedback submitted via its web and app-based platform to improve its offerings by adding new capabilities and functionality. Expanded offerings based on consumer-driven feedback and data is expected to attract more customers, deepen existing customer relationships, and allow Forza to innovate more quickly.

●	Training. Forza intends to provide a series of videos that demonstrate our boats’ safe operation and upkeep. These videos would be accessible on Forza’s web and app platform and the boat’s onboard computer for quick access.

With respect to the foregoing, Forza has not yet: (i) entered into any arrangements with third parties to provide financing services through its web and app platform, or (ii) hired staff for our intended support and service department. Forza is still in the initial stages of establishing its distribution and service plans. It expects to commence selling to end-user customers by the end of 2023. Forza is currently in the process of identifying the states its will be allowed to sell direct-to-consumer. For states that have do not allow such an arrangement, Forza intends to make sales through OneWater Marine, Inc.’s (“One Water”) locations. OneWater will be able to forecast how many FX1 boats they initially require, and after production, we will have the boats transported to the dealerships.

Similarly, Forza is in the process of identifying potential marine service centers and technicians it would like to form strategic relationships with to ensure that it has a comprehensive service support system in place when its FX1 boats are sold, it will utilize OneWater dealerships and service centers where they are available. Forza will also work to establish its 500-mile radius mobile service vans and trucks before selling the first Forza X1 product so that local customers will have that option.

The OneWater Agreement

Additionally, to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training, we will also market our boats through a partnership with OneWater, one of the largest dealership networks in the United States. We believe our approach will enable us to provide the best of both worlds to prospective customers and support our mission to electrify recreational boating. On August 17, 2022, we entered into a five-year agreement with OneWater to establish our customer experience and service centers in OneWater’s current and future locations and other strategic locations across the United States pursuant to which OneWater will be the sole dealer distributing our products and OneWater’s retail locations may be used as potential delivery points for customers to pick up our products. We retained the right to sell our products directly to customers. The agreement may be terminated by either party for breach upon thirty days’ notice and without cause upon three months’ notice.

Forza’s Future Service Network

Forza intends to develop a support and service department that will include technicians, service representatives, quality control specialists and customer satisfaction agents. Moreover, it aims to provide convenient and comprehensive service coverage in all markets where its boats are sold, which customers may access through a comprehensive service and support website and app.

The website and app platform will be the cornerstone of Forza’s services and repair program. Forza has selected a web design firm for the development of its website and app. Its goal is to have the app completed by the second quarter of 2024. Forza’s customers would be able to report through its app or interact directly with its service support team to schedule an appointment with a Forza X1 mobile service van, perform remote diagnostics or help arrange appointments with partnered boat repair technicians, marinas, and service centers with whom Forza has strategic relationships, arrange for service or repair work, or even schedule the boat’s transportation back to the Forza X1 factory if needed.

Forza believes that Forza X1 mobile service vans and trucks will be able to perform a majority of physical service calls at a customer’s home, marina, dock, or wherever our boats might be located, offering a level of convenience at lower cost than traditional dealer-owned service centers. These mobile service vans and trucks will travel to the location of the electric boats for repair, or if the boat cannot be repaired at such location, then the Forza technician will have a vehicle capable of towing the boat back to the Forza factory, where the boat will have access to a more significant amount of repair and support staff.

Forza believes that its electric vehicles will require less service than gas vehicles because electric vehicles are simpler to maintain than internal combustion vehicles. The outboard motor system is expected to be less susceptible to wear and tear by exchanging hundreds of moving parts for only a few. There are no spark plugs or engine motor oil to change or worry about.

Additionally, remote diagnostics will allow Forza to find issues with customer boats remotely, in real time. In many cases, Forza’s service team will be able to provide an OTA update to resolve the issue without the customer’s boat ever leaving the customer’s sight. Forza’s mission will be to make the servicing of our products as simple as possible by connecting to and utilizing diagnostics technology in every Forza boat. Whether a customer needs maintenance or needs repairs, we intend to provide convenient and comprehensive service and warranty coverage for its customers throughout the country.

Customers who lack Forza service access through its network of mobile services vans and trucks will be able to utilize the traditional warranty claim process, which is standard throughout the recreational boat industry. In Forza’s case, a customer will contact Forza through its website or app and speak with its support and service department and provide them with details about the issues they are experiencing with their boat. If over-the-air updates to software or hardware are insufficient to solve the problems and FX1 customer experience and service center or mobile service van are not within range of the customer, its support and service department will provide assistance.

In the case of a covered warrantable issue, Forza’s support and service department will put them in contact with a local partnered boat repair service technicians or arrange transportation of the boat to one of our partnered marinas and service centers. If none are available in a customer’s area, our support and service department would instruct the customer to obtain a quote for the covered warranty repair work and labor at a marine service center of their choosing. They would transmit the quote for the necessary repair work to Forza’s support and service department for approval. Once approved, the work is completed on the covered warrantable repairs, and Forza will pay the marine service center directly.

There may be instances where the customer’s issue is too technical for a traditional marine service center (e.g., issues related to the EV components of the boat). In such cases, Forza’s support and service department would coordinate with the customer to have the boat picked up on a trailer and towed to our manufacturing facility in Fort Pierce, Florida, for service.

If a customer contacts Forza’s support and service department for maintenance or an issue not covered under warranty, then its support and service department would be able to coordinate with them to arrange service with a mobile service van, partnered boat repair technician, or partnered marina or service center and the customer will be responsible for paying them directly.

Forza is still in the initial stages of establishing our service plans. Forza is in the process of identifying potential marinas, service centers, and technicians we would like to form strategic relationships with to ensure that it has a comprehensive service support system in place when our FX1 boats are sold. Although Forza is planning to eventually internalize most aspects of boat warranty and service through our mobile service vans and trucks over time, initially, Forza plans to operate them within 500 miles of the Forza factory and partner with third parties elsewhere to enable nationwide coverage for its customers’ boat service and warranty repair needs.

Forza’s plans for its electric boats include the following strategies:

●	Successfully Launch the FX1. Forza believes the successful launch of its first commercially available electric boat is critical to its ability to capitalize on the marine electric vehicle market opportunity and establish itself as leaders in the industry. Forza completed the initial prototype in 2022 and plans to commence commercial scale production in late 2023.

●	Invest in Infrastructure. Forza is investing $8.0 million from its August 2022 initial public offering to build a factory solely for the manufacture of Forza’s new line of electric boats. The initial phase of our new factory will be 50,000 square feet, that will have a capacity of 550 units annually. The site has been cleared and the rough grading is approximately 80% complete.

●	Use a Common Platform to Introduce New Models. Forza intends to design the FX1 with an adaptable platform architecture and common electric powertrain to provide the flexibility to use the FX1 platform to launch subsequent electric boat models cost-efficiently.

●	Focus on Technological Advancements and Cost Improvement. Forza intends to constantly look for ways to improve upon and further develop our proprietary electric powertrain system while reducing its manufacturing cost.

●	Build Forza’s Company-Owned Sales and Service Network. Forza is programming and building its expansive and vertically integrated customer-centric web and app platform to connect with customers for an end-to-end experience encompassing everything from buying, financing, delivery, servicing, and training. This customer-centric approach to sales and service will simplify accessing necessary information for potential buyers and current owners in an easily accessible and streamlined online space.

●	Leverage Industry Advancements in Battery Cells. Forza intends to leverage the substantial investments made globally by battery cell manufacturers to improve power and capacity.

●	Build and Leverage Strategic Relationships. Forza intends to establish and develop strategic relationships with industry leaders to launch our planned electric boats and sell its electric boat powertrain components. Forza envisions significant inroads with boat manufacturers to retrofit various hull configurations, replacing traditional gas outboard motors and existing boat owners who could retrofit their boats with Forza’s outboard motors, controller, and battery packs.

Forza FX1 Future Factory

Forza is currently designing a state-of-the-art manufacturing plant to incorporate the latest in closed-molded composite boat building technologies and electric engine assembly processes., On July 28, 2022, Forza received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to Forza of up to $1,367,100 over a twelve year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. We have selected our new site in McDowell County, North Carolina to build the Forza X1 factory. Forza is designing a 100,000 square foot facility designed for capacity and production of 1,000 units annually that it intends to build over time in various phases, starting with an initial 50,000 square foot facility that will have a capacity of 550 units annually that it anticipates the cost of which will be $8 million for the construction of the factory. Forza anticipates that the local incentives that it has been approved to receive will help to offset some of the cost to be incurred with respect to the building of the factory. However, there can be no assurance that such negotiations will be successful or that Forza will meet the requirements to receive the anticipated incentives will be granted to us.

Before the completion of new factory construction, all fabrication for Forza X1 boats will be performed onsite at Twin Vee’s facility or, if available additional manufacturing space will be leased.

Our Strengths and Competitive Advantages

We believe that the following are the key investment attributes of our company:

Recognized Brand. We believe the Twin Vee brand is well-known among boating enthusiasts for performance, quality, and value, and that the market recognizes Twin Vee as a brand in the twin hull sport boat category due to the value proposition that our boats deliver.

Diverse Product Offering. We are able to attract consumers across multiple categories within the recreational powerboat industry. We currently have fourteen (14) different catamaran models in production that range from 24-feet to 40-feet long offered at retail prices that start at approximately $65,000 and go up to $900,000. We will further diversify our offerings in 2023, with our all new monohull line, which will be sold under LFG Marine.

Focus on Innovative Product Offerings. We are currently designing numerous new boat models to meet market demand and grow our business, and our current focus is on bring a full line of monohull boats to the market under the LFG Marine brand. In addition, Forza expects to bring multiple models of its fully electric boat to market in late 2023.

Price Point. Twin Vee has also made investments in infrastructure, and engineering. These investments have resulted in lower material waste, reduced labor hours per boat, reduced re-work, and increased production efficiencies. Therefore, we are able to offer favorable pricing while increasing margins by controlling costs through disciplined engineering and manufacturing processes.

Our Markets

According to the National Marine Manufacturer’s Association, or NMMA, more than 218,868 new powerboats were sold in 2021, levels the recreational boating industry has not seen since before the Great Recession in 2008. Our core market corresponds most directly to the outboard, twin hull, catamaran, monohull and open fisherman category, which we refer to as the sport powerboats category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, including center console boats, outboard boats, and all open sport fishing boats. Coming off a record year of extraordinary demand in 2021 led to the second highest ranked year in nearly two decades for recreational marine expenditures at $56.7 billion. New powerboat retail unit sales normalized in 2022, down an estimated 15-18 percent, to pre-pandemic growth years (2015-2019) with an estimated 250,000 new units sold, 25 percent above previous averages (2008-2014). Looking ahead to 2023, early indications point to continued healthy demand with new retail unit sales expected to remain on par with 2022.

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

According to the NMMA, sales of outboard engines in the United States (which includes outboard motors) were $3.31 billion, or 307,800 units in 2021. Consumer demand for higher-performance engines hit an all-time high in 2020, the market did see a decline of 6.6%. Despite the drop from 2020, unit sales in 2021 were the second highest total in the last 14 years, and 29 percent above average retain unit sales from 2008-2021.

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

Forza believes its solid foundation in boat building, electric vehicle engineering expertise, and planned direct-to-consumer system will help it to rapidly innovate and introduce new boats and technologies cost-effectively. By operating its sales and service network, its believes it can offer a compelling and premium customer-centric experience while achieving operating efficiencies and capturing sales and service revenues that traditional boat manufacturers do not receive in the independent dealer model. Forza also plans to leverage its electric powertrain technology to develop and sell powertrain components to other boat manufacturers and owners.

Forza believes its proprietary electric powertrain system will enable it to design and develop zero-emission boats that overcome the design, styling, and performance issues that have historically limited broad consumer adoption of electric boats. As a result, Forza believes customers of its vehicles will enjoy many benefits, including:

●	Extended Run Times and Recharging Flexibility. Forza is designing its FX1 to offer an intermediate-range option and an option that would increase the battery pack capacity for extended run times. Charging stations specifically designed for electric boats will eventually be an option for customers as well. Norway and Venice, Italy, are beginning to construct a network of electric boat charging stations. In the United States, Lake Tahoe is now home to a rapid-charging electric boat charging station. While the US and the rest of the world begin to adopt a network of electric boat-specific stations, the design for the Forza X1 boats incorporates an onboard charging system, permitting recharging from almost any electrical outlet and residential and commercial charging stations previously only utilized for electric automobiles.

●	Energy Efficiency and Cost of Ownership. Forza believes its FX1 will offer consumers an attractive cost of ownership compared to similar outboard powerboats. By using a single powertrain and customizing the systems within the electric powertrain and the rest of the boat, itsr boats are more energy-efficient, and therefore less expensive to operate and maintain.

●	Environmental sustainability. Large gas-powered engines often leak and produce carbon emissions, both of which are generally harmful to fragile marine ecosystems. By offering a fully electric boat to its customers and an alternative to traditional propulsion systems, Forza e can foster a more environmentally sustainable boat brand. Our greatest hope is to be purposeful stewards of the marine industry and lead by example in environmentally friendly innovation.

●	Noise Level. So often, powerboats create large amounts of noise, disturbing wildlife and making it difficult for fellow passengers to hear one another while underway. FX1’s electric powertrain will produce little to no sound, making it easier to enjoy the sounds of nature, family, and friends. Forza’s products will also help tremendously with fishing and other sporting and water-based activities that favor less noise.

Our Dealer Network

We primarily sell our gas-powered boats through a network of 20 independent dealers in 34 locations across North America, the Caribbean (one in the Bahamas, Puerto Rico and Cayman Islands) and Central America (Panama City, Panama). We have dealerships in Cape Canaveral, Crystal River, Destin, Fort Myers, Islamorada, Jenson, Miami, Naples, Orange Beach, Palm Bay, Palm Harbor, Palmetto, Pensacola and Pompano Beach Florida. We also have dealerships in Gulf Shores, Alabama, Selbyville, Delaware, Vermillion, Ohio, Cataumet, Massachusetts, Harrison Township, Michigan, Point Pleasant Beach New Jersey, Hampton Bays, New York, Cedar Point and Goldsboro, North Carolina, San Juan, Puerto Rico, Charleston and Myrtle Beach, South Carolina and Freeport, Texas. We are always seeking to recruit and establish new dealers and distributors domestically and are striving to develop international distribution.

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

For the year ended December 31, 2022, our top five dealers on a consolidated basis accounted for approximately 48% of our consolidated revenues. During the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales, that dealer represented 12% of total sales. We made significant changes to our dealer network in 2022, partnering with One Water and their extensive dealer network, as well as taking on six new dealers in the northeast.

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

Floor Plan Financing

Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During the year ended December 31, 2022, all of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.

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

Semiconductor chips are a vital input component to the electrical architecture of Forza’s electric boats, controlling wide aspects of the boats’ operations. Many of the key semiconductor chips Forza intends to use in its boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in its supply chain would have an adverse effect on Forza’s ability to effectively manufacture and timely deliver its boats. Forza does not have any long-term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to its reliance on these semiconductor chips, Forza is subject to the risk of shortages and long lead times in their supply. Forza is in the process of identifying alternative manufacturers for semiconductor chips. In the past there have been experienced, and may in the future be, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, Forza’s manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

Increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021 and 2022. As a result, our ability to source semiconductor chips to be used in our boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our boats to fulfill our preorders and to support our growth through sales to new dealers would be adversely affected. We only have one remaining supplier that is affected by the shortage.

While we and Forza believe that our and its relationships with our and its current suppliers are sufficient to provide the materials necessary to meet present production demand, neither we nor Forza can assure anyone that these relationships will continue or that the quantity or quality of the materials available from these suppliers will be sufficient to meet our or its future needs. We and Forza expect that our and its need for raw materials and supplies will increase. Our and its suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill those orders placed by us or Forza and other customers. Operational and financial difficulties that our or Forza’s suppliers may face in the future could adversely affect their ability to supply us or Forza with the parts and components we need, which could significantly disrupt our or Forza’s operations.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year end December 31, 2022 five dealers represented 48% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We have not protected our intellectual property rights for our gas-powered motor products through patents or formal copyright registration, and we do not currently have any patent applications pending related to our gas-powered boats.

As development of Forza’s electric powered boats continues, Forza is applying for patents. Forza has filed applications for three design and four utility patents with the U.S. Patent and Trademark Office relating to, among other things, its propulsion system being developed and boat design. Below is a list of pending patent applications that Forza is seeking approval from the United States Patent and Trademark Office. There can be no assurance that any patent will be issued or if issued that the patent will protect our intellectual property. As a result, neither we nor Forza may be able to protect our or its intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our or its intellectual property or trade secrets. In such an instance, we or our competitors could produce products that are nearly identical to ours or Forza’s resulting in us selling less products or generating less revenue from our or Forza’s sales.

The following table sets forth certain information regarding Forza’s current patent applications:

IDEA / CONCEPT NAME	DESCRIPTION	IP TYPE	App Number and Filing Date
360 Steering Lower Pod with Disconnect	For outboard, lower pod steering mechanism using slewing bearing and spur gear mechanism allowing for a full 360 degree rotation. Also features a pass through the center method for cooling fluid, and an easy way to interchange lower drive units with the fixed upper unit.	Full Non-provisional Patent	App # 17,698,212 FILING DATE 03/18/23
Original Outboard Cover Design	Original shape of outboard cover	Design Patent	App # 29/818,844 FILING DATE 12/10/21
Unibody Frame	Shape of frame that allows vertical mounting of motor and transmission inside the outboard	Design Patent	App # 29/818,842 FILING DATE 12/10/21
Outboard cover design — ALPHA 01 version	shape of the updated prototype cover and cowling	Design Patent	App # 29/819,262 FILING DATE 12/14/21
Trim and Tilt with cable routing thru pivot axis	A trim and tilt assembly that routes cables through the pivot axis which protects cables, keeps the bundle from excessive bending and results in a cleaner design	Utility Patent	App # 63,287,740 FILING DATE 12/09/21
Jet Drive Lower Unit for an Electric Outboard	The design of the lower jet drive as it is configured for the integration with the electric outboard	Utility Patent	App # 63,293,420 FILING DATE 12/23/21
Closed Loop Heat Exchanger Integrated in a Lower Drive Unit	Integrate a cooling radiator inside of the lower drive propeller or jet drive unit itself. Simplify the cooling circuit by eliminating the need for a raw sea water intake.	Full Non-provisional Patent	App # 18/150,943 FILING DATE 1/06/22
Outboard Motor Cowling Latch Assembly	The outboard top cover should not be removed until the electric motor and inverter is safely de-energized which typically takes 4 to 5 seconds after powering down. This invention features a special latch mechanism, a sensor to detect position of latch, and a locking solenoid which will prevent inadvertent removal of cowling cover which will prevent a user from being electrocuted.	Utility Patent	App # 63/424,985 Filing Date 11/14/22
Docking Assist Motor Control and Auto-pilot mode for Trailer loading and launching	Similar to docking assist GPS guided auto-pilot systems but this one is specifically intended to assist with single handed boat launching or loading to and from a trailer. Use position sensors on the trailer, have the boat automatically guided safely by itself while the captain is backing trailer into the water, or on the trailer preparing the winch, etc.	Utility Patent	App # 63/402,124 FILED 8/30/2022
Double Motor Stack for an outboard powerhead arrangement	Cascadia and other EV motor vendors offer a configuration where the DC motor can be stacked on top of another motor to double the power output of the vehicle. Packing this into an outboard motor design might be a first for the industry and will be worth patenting if possible.	Utility Patent	App # 63/402,124 FILING DATE 8/30/22

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

In addition to the regulation of our manufacturing operations, the EPA has adopted regulations stipulating that many marine propulsion engines meet certain air emission standards. The engines used in our products, all of which are manufactured by third parties, are warranted by the manufacturers to be in compliance with the EPA’s emission standards. Furthermore, the engines used in our products must comply with the applicable emission standards under the Center for European Policy Analysis (“CEPA”) and corresponding provincial legislation. The additional cost of complying with these regulations has increased our cost to purchase the engines and, accordingly, has increased the cost to manufacture our products.

If we are not able to pass these additional costs along to our dealers, it may have a negative impact on our business and financial condition.

Employees/Human Capital

We currently, employ approximately,170 employees, 154 employees in our gas-powered boat segment, all of whom are full time employees, and Forza has 16 full time employees working on electric-powered boats. None of our employees are represented by a labor union and, since our founding in 1982, we have never experienced a labor-related work stoppage.

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

Impact of the COVID-19 Pandemic on Our Operations

The COVID-19 pandemic outbreak has offered challenges for all commercial enterprises. We have adapted to these unprecedented times and believe we have successfully navigated the issues presented to our business by the global pandemic. Although sales decreased at the beginning of the summer of 2020, and we had reduced staffing, we have operated with a full-time staff since the middle of the summer of 2020. The demand for our boats remained robust.

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

We were incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009 and reincorporated in Delaware on April 7, 2021 under the name to Twin Vee PowerCats Co. ValueRich, Inc. was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. On February 17, 2015 ValueRich, Inc. consummated the acquisition of Twin Vee Catamarans, Inc. On April 26, 2016, ValueRich, Inc. changed its name and began operating under the name Twin Vee PowerCats, Inc. On December 5, 2022, the merger of Twin Vee PowerCats, Inc. into our company was approved.

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

Fix My Boat, Inc. was incorporated on September 21, 2021 in Delaware.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

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

Our limited public operating history makes evaluating our business and prospects difficult. Although we were formed in 2003, we did not provide public reports on the results of operations until our 2020 fiscal year. We only have a few years of audited financial statements. Any investment decision will not be made with the same data as would be available as if we had a longer history of public reporting.

We have incurred losses for the quarter ended June 30, 2022 and the year ended December 31, 2021 and could continue to incur losses in the future.

For the year ended December 31, 2022, we incurred a loss from operations of $6,021,707 and a net loss of $5,793,414. For the year ended December 31, 2021, we incurred a loss from operations of $1,630,721 and a net loss of $1,011,009. As of December 31, 2022, we had an accumulated deficit of approximately $5.8 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. In addition, Forza relies upon engineers that are specialist in electric engineering. We cannot assure you that we or our subsidiaries, will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Florida where we have manufacturing facilities and in North Carolina where Forza is building a manufacturing facility. We anticipate increasing the number of employees that Forza will need to hire once the manufacturing facility in North Carolina is operational. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations. Forza intends to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians for its electric boats and powertrains. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and Forza may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm Forza’s business and prospects.

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

The capacity of the manufacturing facility that we and Forza utilize will not be sufficient to support our future growth and business plans.

We are currently operating close to full capacity at our current manufacturing facility in Fort Pierce. Forza plans to manufacture its electric boats at a new state of the art carbon neutral factory that it plans to build in McDowell County, North Carolina. Until we are able to expand our manufacturing capacity and Forza is able to build the planned manufacturing facility, we will continue to share our current manufacturing facility with Forza, which has a limited capacity and may not be able to satisfy our and their manufacturing needs. Any facility that we build will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. As a result of limited capacity at our facility, Forza’s ability to produce any boats will be limited to available capacity of our facility until Forza’s future manufacturing facility is operational. If capacity is not available, Forza will not be able to produce its electric boats as planned.

In addition. Forza intends to utilize grant funding to pay for certain costs associated with the building of its manufacturing facility. On July 28, 2022, we received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon Forza investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and Forza creating as many as 170 jobs. There can be no assurance that Forza will meet the conditions necessary to receive the grant funding.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Further, due to increasing inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For fiscal 2022, our top five dealers accounted for approximately 48% of our consolidated revenues. During the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales, that dealer represented 12% of total sales. During the year ended December 31, 2021, five individual dealers had sales of over 10% of our total sales and combined these five dealers represented 67% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on one manufacturer to supply our engines for our gas powered boats and do not have any long terms commitments from such manufacturer.

We currently rely on one manufacturer, Suzuki Motor of America, Inc. for the supply of outboard engines for our gas powered boats. We do not have any long-term commitments from Suzuki to supply any specified number of engines and therefore cannot guarantee that there will be adequate supply of our engines. To date, as a result of the COVID-19 pandemic, we have experienced shortages in obtaining the 150-horsepower motors that are supplied to us by Suzuki Motor of America, Inc., which historically have been used in approximately 15% of our boats. Although we believe we have sufficient supply of our other engines, due to supply chain shortages, we may not be able to obtain engines in the future from other manufacturers if Suzuki Motor of America, Inc. should be unable to satisfy our needs. Suzuki Motor of America, Inc., and other manufacturers may not be able to provide us with engines in a timely manner due to supply chain shortages and even if other manufacturers are able to fulfill our engine needs they may not be able to do so at the same price as we currently pay for the engines we install in our boats, which could result in lower profit margins or us increasing the price of our boats in order to maintain profit margins which could adversely impact demand for our boats. In addition, certain geopolitical events, such as the current military conflict between Russia and Ukraine, may increase the likelihood of supply chain interruptions and hinder our ability to find materials we need to build our boats.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We provide a hull warranty for structural damage of up to ten years for its gas-powered boats. In addition, we provide a three-year limited fiberglass small parts warranty on all or some small fiberglass parts and components such as consoles. Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by us.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. The repair and replacement costs we could incur in connection with a recall could adversely affect its business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of its products.

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

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Twin Vee brand and the Forza brand will also depend heavily on the success of our marketing efforts. To further promote our brand and Forza’s brand, we and Forza may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

We expect to rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Although the proceeds of our initial public offering and follow on offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public offering and follow on offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock in our initial public offering. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians for our electric boats and powertrains. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales, and that one dealer represented 12% of total sales. During the year ended December 31, 2021, five dealers represented 67% of our sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Chief Executive Officer owns 25.84% of our outstanding common stock. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future enter into acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

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

Risks Related to our Electric-Powered Boats

Forza’s planned fully electric sport boat has not yet been developed, and even if developed, interest in it may not develop.

Forza, has not completed the design and engineering of the FX1 sport boat. There can be no assurance that Forza will be able to complete development of the FX1 when anticipated, if at all, that we will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore Forza’s anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that Forza would be able to maintain that market.

Forza’s operations to date have been primarily limited to finalizing the design and engineering of its electric sport boat as well as organizing and staffing Forza in preparation for launching the FX1 electric boat. As such, Forza has not yet demonstrated, and the success of Forza is wholly dependent upon, its ability to commercialize its products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the FX1 sport boat and Forza’s proprietary outboard electric motor;

●	manufacturing the FX1 sport boats;

●	developing a vertically integrated direct-to-consumer distribution system; and

●	conducting sales and marketing activities.

Forza cannot be certain that its business strategy for its electric-powered boats will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, and Forza may not have the resources to continue or expand the business operations of its electric-powered boats business.

Forza may be unable to adequately control the capital expenditures and costs associated with our business and operations.

Forza will require significant capital to develop and grow our business, including developing its first boat to be manufactured, the FX1, as well as building its brand. Forza expects to make additional capital expenditures and incur substantial costs as it completes the design and engineering of the FX1 and prepare to commercially launch sales of its boats and grow its business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market its boats and general and administrative expenses as Forza scales its operations, identifies and commits resources to investigate new areas of demand and incurs costs as a public company. Forza’s ability to become profitable in the future will not only depend on its ability to complete the design and development of its boats but also to control its capital expenditures and costs. As Forza expands its product portfolio, it will need to manage costs effectively to sell those products at our expected margins. If Forza is unable to cost efficiently design, manufacture, market, sell and distribute and service its boats and provide its services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

Forza’s distribution model is still in the planning stages. We, through Forza, currently plans to mainly sell its electric-powered boats directly to customers rather than through franchised dealerships (unless required to do so by certain states), primarily through the Forza X1 website and app platform, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. The digital customer experience via our online platform will allow customers to research, shop, choose boat hull color, interior upholstery color, and a possible upgrade of an additional battery to extend run times, order, track and take delivery through our web-based and app platform. Forza has not yet: (i) entered into any arrangements with third parties to provide financing services through Forza X1’s web and app platform, (ii) hired staff for our intended support and service department or (iii) partnered with any third parties to address service needs or operate service centers. Once the customer places the order, their Forza X1 account will request several documents, including license, insurance, etc., which can be uploaded online without ever speaking with a salesperson. If the customer has questions, concerns, or needs support through the sales and purchase process, they will be able to contact Forza X1 through the website or app with any questions, concerns.

Since Forza’s planned sales and marketing platform is a newer way to shop, buy and take delivery of a new boat through a mostly virtual process, we are unable to predict or conclude precisely what the customer will experience. Forza intends to follow up customer transactions with review and quality control questionnaires to collect the data and continue to better our platform and how we interact with customers.

In addition to the Forza website and app platform, Forza also intends to establish Forza X1 customer experience and service centers to be operated as product showrooms and locations where Forza X1 boats may be taken for service and warranty repairs. They will be located in jurisdictions where direct-to-consumer sales or manufacturer-owned dealerships are permissible and allow prospective customers to see our products in person before purchasing. Forza anticipates staffing these centers with well-trained Forza X1 employees. Forza will initially set up a single office, but if and as its grows, Forza plans to open additional customer experience and service centers to support our expansion, help bolster sales, and introduce its electric boat product to markets across the country that are more familiar purchasing boats at a traditional boat dealership.

This model of boat distribution is relatively new, different from the predominant current distribution model for boat manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We and Forza has no experience in selling or leasing boats direct-to-consumer and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, Forza will not be able to utilize long established relationships developed by Twin Vee with its dealer network. Moreover, we Forza will be competing with companies with well established distribution channels. Forza’s success will depend in large part on its ability to effectively develop its own sales channels and marketing strategies.

Implementing a direct sales model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges. If Forza’s direct sales model does not develop as expected or develops more slowly than expected, it may be required to modify or abandon our sales model, which could materially and adversely affect its business, prospects, financial condition, results of operations, and cash flows.

Forza’s ability to generate meaningful product revenue from its electric-powered boats will depend on consumer adoption of electric boats.

Forza’s ability to generate meaningful product revenue from electric-powered boats will highly depend on sustained consumer demand for alternative fuel vehicles in general and electric boats in particular. If the market for electric boats does not develop as expected or develops more slowly than expected, or if there is a decrease in consumer demand for electric vehicles, Forza’s business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and Forza’s electric boats in particular.

In addition, demand for electric boats may be affected by factors directly impacting boat prices or the cost of purchasing and operating boats such as sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect Forza’s business, prospects, financial condition and results of operations. Further, sales of boats in the marine industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as Forza expands and adjust its operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

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

The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for electric vehicles or Forza’s electric boats in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects.

Forza depends upon third parties to manufacture and to supply key semiconductor chip components necessary for its electric boats. Forza does not have long-term agreements with any semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, Forza would not be able to find alternative sources in a timely manner and Forza’s and our business would be adversely impacted.

Semiconductor chips are a vital input component to the electrical architecture of electric boats, controlling wide aspects of the Forza boats’ operations. Many of the key semiconductor chips Forza intends to use in its electric boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in the supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver its boats. Forza does not have any long- term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to its reliance on these semiconductor chips, Forza is subject to the risk of shortages and long lead times in their supply. Forza in the process of identifying alternative manufacturers for semiconductor chips. Forza has in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, Forza’s manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a continued global shortage of chips through 2022. As a result, Forza’s ability to source semiconductor chips to be used in its electric boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and Forza is unable to mitigate the effects of this shortage, its ability to deliver sufficient quantities of its boats to fulfill its preorders and to support Forza’s growth through sales to new customers would be adversely affected. In addition, Forza may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of electric boats due to a continuing shortage of semiconductor chips may harm Forza’s reputation and discourage additional preorders and boat sales, and otherwise materially and adversely affect Forza’s business and operations.

The electric boats will use lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within Forza’s electric boats are being designed to use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our electric boats could occur, which could result in bodily injury or death and could subject Forza to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm Forza’s brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for boating applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect Forza’s reputation and business, prospects, financial condition, results of operations, and cash flows.

The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for Forza’s boats or increase Forza’s operating costs.

Forza may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, its competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to Forza’s boats. Any failure by Forza to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay its development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our electric boats, decreased revenue and a loss of market share to competitors. Forza’s research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, Forza plans to upgrade or adapt its electric boats with the latest technology. However, Forza’s electric boats may not compete effectively with alternative systems if Forza is not able to source and integrate the latest technology into its boats. Additionally, the introduction and integration of new technologies into the electric boats may increase costs and capital expenditures required for the production and manufacture of boats and, if Forza is unable to cost efficiently implement such technologies or adjust its manufacturing operations, its business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Forza may not be able to commence production of our electric boats as planned.

Forza currently plans to manufacture its electric boats at a new state of the art carbon neutral factory that we plan to build in McDowell County, North Carolina. Until it is able to expand its manufacturing capacity and build the planned manufacturing facility, it expects to continue to share Twin Vee’s current manufacturing facility, which has a limited capacity and may not be able to satisfy its manufacturing needs. Although they have entered into a Transition Services Agreement with Twin Vee, the Transition Services Agreement does not provide for any dedicated manufacturing capacity for Forza. Forza’s ability to utilize Twin Vee’s manufacturing capacity pending completion of its own facility will be subject to its availability as determined by Twin Vee and Twin Vee has no obligation to make any manufacturing capacity available to Forza under the Transition Services Agreement. As a result, its ability to produce any boats will be limited to the available capacity of the Twin Vee facility until Forza’s future manufacturing facility is operational. If Twin Vee does not provide manufacturing capacity, it will not be able to produce its electric boats unless or until we lease or purchase facilities and equipment necessary for production purposes. Any facility that it builds will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. In addition, even if the construction of its planned facility is completed when anticipated, production at its facility could be delayed whether due to lack of equipment, workforce issues or other reasons. If Forza is unable to complete its own facility and commence production as planned, its business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in its company may be materially adversely affected.

Forza may not receive the anticipated grant funding.

On July 28, 2022, Forza received notice that the North Carolina Economic investment committee has approved the JDIG providing for reimbursement to us of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. Forza is currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful. If unsuccessful, it will not meet the conditions necessary to receive the grant funding and will be subject to the limited capacity at the Twin Vee factory that Twin Vee allows Forza, in its discretion, to use. There can be no assurance that Forza will meet the conditions necessary to receive the grant funding. Forza is currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful.

 If Forza’s electric boats fail to perform as expected, its ability to develop, market and sell or lease its products could be harmed.

Once commercialization commences, Forza’s electric boats may contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. The boats will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If the boats contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of the boats take longer than expected to become available, are legally restricted or become subject to additional regulation, Forza’s ability to develop, market and sell its products and services could be harmed. Although Forza will attempt to remedy any issues it observes in its products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of its customers. Further, Forza’s limited operating history and limited field data reduces its ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of its battery packs, powertrains and boats. There can be no assurance that Forza will be able to detect and fix any defects in its products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on boat features, or other failure of Forza’s boats to perform as expected, could harm its reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on its business, results of operations, prospects and financial condition. As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for Forza’s boats.

In addition, even if Forza’s boats function as designed, Forza expects that the battery efficiency, and hence the range, of its electric boats, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require Forza to limit boat battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease the boats’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that Forza will be able to improve the performance of its battery packs, or increase its boats range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase Forza boats and negatively impact its brand and reputation, which could adversely affect Forza’s business, prospects, results of operations and financial condition.

Forza’s boats will rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if Forza is unsuccessful in addressing or mitigating technical limitations in its systems, its business could be adversely affected.

Forza’s boats are expected to rely on software and hardware that is highly technical and complex and may require modification and updates over the life of the boats. In addition, the boats will depend on the ability of such software and hardware to store, retrieve, process and manage large amounts of data. Forza’s software and hardware may contain errors, bugs, vulnerabilities or design defects, and its systems are subject to certain technical limitations that may compromise its ability to meet its objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although Forza will attempt to remedy any issues it observes in its boats effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of its customers.

Additionally, if Forza deploys updates to the software (whether to address issues, deliver new features or make desired modifications) and its over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software, the software within its customers’ boats will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If Forza is unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in its software and hardware, or fails to deploy updates to its software properly, it would suffer damage to its reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect its business, prospects, financial condition, results of operations, and cash flows.

Intellectual Property Risks

Forza’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to its products.

Forza cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or that it is the first party to file such a patent application. If another party has filed a patent application for the same subject matter as it has, it may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that Forza files will issue, or that issued patents will afford protection against competitors with similar technology. In addition, its competitors may design around Forza’s issued patents, which may adversely affect its and our business, prospects, financial condition, results of operations, and cash flows.

We and Forza may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We and Forza may not be able to prevent others from unauthorized use of our intellectual property, which could harm our and Forza’s business and competitive position. We and Forza rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect rights in our technology and intellectual property. Our and Forza’s patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our and Forza’s intellectual property and any of our or Forza’s issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our or Forza’s intellectual property or restrictions on our or Forza’s use of our intellectual property or may adversely affect the conduct of our or Forza’s business. Despite our or Forza’s efforts to protect our or Forza’s intellectual property rights, third parties may attempt to copy or otherwise obtain and use our or Forza’s intellectual property or seek court declarations that they do not infringe upon our or Forza’s intellectual property rights. Monitoring unauthorized use of our or Forza’s intellectual property is difficult and costly, and the steps we and Forza have taken or will take to prevent misappropriation may not be successful. From time to time, we and Forza may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our and Forza’s intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our and Forza’s intellectual property rights could result in competitors offering similar products, potentially resulting in the loss of some of competitive advantage and a decrease in our and Forza’s revenue which would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If Forza’s patents expire or are not maintained, Forza’s patent applications are not granted or patent rights are contested, circumvented, invalidated or limited in scope, Forza may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on its and our business, prospects, financial condition, results of operations, and cash flows.

Forza cannot assure that its pending applications will issue as patents. Even if its patent applications issue into patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from Forza’s patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to Forza’s technology. The intellectual property rights of others could also bar Forza from licensing and exploiting any patents that issue from Forza’s pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which Forza has developed and are developing its technology. Many of these existing patents and patent applications might have priority over its patent applications and could subject its patents to invalidation or its patent applications to rejection. Finally, in addition to patents and patent applications that were filed before its patents and patent applications, any of its existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable.

We and Forza may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our or Forza’s employees’ former employers.

Many of our and Forza’s employees were previously employed by other companies with similar or related technology, products or services. We and Forza are, and may in the future become, subject to claims that we, they or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we or Forza fail in defending such claims, we or they may be forced to pay monetary damages or be enjoined from using certain technology, products, services or knowledge. Even if we or they are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our and Forza’s use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our and Forza’s services and subject us to possible litigation, claims or proceedings.

We and Forza plan to use open-source software in connection with the development and deployment of our and Forza’s products and services. Companies that use open-source software in connection with their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we or Forza could be subject to suits by parties claiming ownership of what are believed to be open-source software or claiming noncompliance with open- source licensing terms. Some open-source software licenses may require users who distribute proprietary software containing or linked to open- source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open- source license, which could include proprietary source code. In such cases, the open- source software license may also restrict us or Forza from charging fees to licensees for their use of our or Forza’s software. While we and Forza will monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our or Forza’s proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open-source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our or Forza’s platformer the platform of our subsidiaries depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we or Forza use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our or Forza’s platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our and Forza’s business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our and Forza’s intellectual property is not protected through patents or formal copyright registration. As a result, neither we nor Forza have the full benefit of patent or copyright laws to prevent others from replicating our or Forza’s products, product candidates and brands.

We have not protected our intellectual property rights with respect to our gas-powered boats through patents or formal copyright registration, and we do not currently have any patent applications pending. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours or Forza’s resulting in us selling less products or generating less revenue from our or Forza’s sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We and Forza rely on trade secrets, know-how and technology, which are not protected by patents, to protect the intellectual property behind our boats and the intellectual property behind Forza’s electric powertrain and for the construction of its boats. We and Forza have recently begun to use confidentiality agreements with our and its collaborators, employees, consultants, outside collaborators and other advisors to protect its proprietary technology and processes. We and Forza intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we and Forza could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our and Forza’s competitive business position.

We and Forza may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us and Forza to incur substantial costs.

The status of the protection of our and Forza’s intellectual property is unsettled as we and Forza do not have any issued patents, registered trademarks or registered copyrights for most of our and Forza’s intellectual property and other than three design, five utility and two full non-provisional patent applications, neither we nor Forza have applied for the same. Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our or Forza’s ability to make, use, develop, sell or market our powerboats and electric powertrains or use third-party components, which could make it more difficult for us or Forza to operate. From time to time, we or Forza may receive communications from third parties that allege our or Forza’s products or components thereof are covered by their patents or trademarks or other intellectual property rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we or Forza are determined to have infringed upon a third party’s intellectual property rights, we or Forza may be required to do one or more of the following:

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

In the event of a successful claim of infringement against us or Forza and our or Forza’s failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the year ending December 31, 2022, and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

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

The price of our common stock has experienced volatility. On August 15, 2022, the closing price of our common stock on the Nasdaq was $7.94 per share, on December 19, 2022, the closing price of our common stock on the Nasdaq was $1.67 per share It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report, as well as the following:

●	Our operating and financial performance and prospects;

●	Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	Conditions that impact demand for our products;

●	Future announcements concerning our business or our competitors’ businesses;

●	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	The size of our public float;

●	Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	Strategic actions by us or our competitors, such as acquisitions or restructurings;

●	Changes in laws or regulations that adversely affect our industry or us;

●	Changes in accounting standards, policies, guidance, interpretations, or principles;

●	Changes in senior management or key personnel;

●	Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	Changes in our dividend policy;

●	Adverse resolution of new or pending litigation against us; and

●	Changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), inflation and responses to such events.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things included in these provisions:

●	our board of directors is divided into three classes, one class of which is elected each year by our stockholders with the directors in each class to serve for a three-year term;

●	the authorized number of directors can be changed only by resolution of our board of directors;

●	directors may be removed only by the affirmative vote of the holders of at least sixty percent (60%) of our voting stock, whether for cause or without cause;

●	our bylaws may be amended or repealed by our board of directors or by the affirmative vote of sixty-six and two-thirds percent (66 2/3%) of our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

●	our board of directors will be authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a ”poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its office and production facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, our CEO . We entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $31,500 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term. We have engaged in several building improvement projects during the last year.

Forza currently shares our corporate headquarters.

While we believe these headquarters are adequate for our current operations and needs, we do believe that the capacity at the facility will not be sufficient to support both our full scale production and Forza’s full scale production. Forza is currently designing a state-of-the-art manufacturing plant to be built in McDowell County, North Carolina as its future boat manufacturing facility. The initial phase of our new factory will be 50,000 square feet, that will have a capacity of 550 units annually. The site has been cleared and the rough grading is approximately 80% complete.

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina.

In October of 2022, we signed a two-year lease agreement, on a 8,800 square foot warehouse facility in Old Fort, North Carolina to begin building our prototype engines. The monthly base rent will be $7,517 the first year, including taxes and common area maintenance, the lease required a $7,517 security deposit. The bases rent will increase three (3%) on the anniversary of the annual term.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “VEEE” since July 21, 2021. The last price of our common stock as reported on the Nasdaq Capital Market LLC on March 28, 2023 was $1.85 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of March 24, 2023, we had 297 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

On May 13, 2021, the Company effected a forty-thousand (40,000)-for-one stock split to the shareholders of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

Dividend Policy

We did not pay a cash dividend during the 2022 or 2021 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

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

At the time of the initial public offering, the primary use of the net proceeds was as follows: (i) approximately $1,500,000 for production and marketing of our larger fully equipped boats.; (ii) approximately $2,500,000 for the design, development, testing, manufacturing and marketing of our new line of electric boats; (iii) approximately $6,000,000 for the design, development, testing, manufacturing and marketing of our fully electric propulsion system; (iv) approximately $3,500,000 for acquisition of waterfront property and development of the Electra Power Sports- EV Innovation & Testing Center, in Fort Pierce, Florida to build, design and manufacture our electric propulsion systems; and (v) the balance for working capital.

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

Further, we originally anticipated that we would acquire waterfront property for a testing center in Fort Pierce, the price of real estate in Florida has prohibited us from moving forward. Therefore, we decided to use the $3,500,000 of funds to build additional manufacturing space at our Fort Pierce location.

The remaining planned use of proceeds has not changed since the initial public offering.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the years ended December 31, 2022 and 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2022 and 2021.

Equity Compensation Plan Information

Twin Vee

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan , as amended and restated on June 1, 0221 (the “2021 Plan”). The following table provides information, as of December 31, 2022 with respect to options outstanding under the 2021 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,283,571	4.14	65,429
Equity compensation plans not approved by security holders	—
Total	1,283,571	4.14	65,429

2021 Stock Incentive Plan

See “Executive Compensation and Director Compensation—Employee Benefit and Stock Plans—2021 Stock Incentive Plan” in Part III, Item 10 for a description of the Twin Vee PowerCats Co. 2021 Stock Incentive Plan.

Forza

On August 12, 2022, we adopted the Forza X1, Inc. 2022 Stock Incentive Plan (the “2022 Plan”). The following table provides information, as of December 31, 2022 with respect to options outstanding under the 2022 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,500,000	3.41	58,500
Equity compensation plans not approved by security holders	—
Total	1,500,000	3.41	58,500

2022 Stock Incentive Plan

See “Executive Compensation and Director Compensation—Employee Benefit and Stock Plans—2022 Stock Incentive Plan” in Part III, Item 10 for a description of the Forza X1, Inc. 2022 Stock Incentive Plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which focuses on our results of operations, contains forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained elsewhere in this Annual Report.

Company Overview

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 16 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. We have additionally, launched the LFG Marine line of monohull boats which are expected to appeal to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat, increasing our potential customer base significantly across the nation and moving us outside on the niche catamaran market. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employe approximately 170 employees, 2022, some of whom have been with our company for over twenty years.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment which is developing fully electric boats, through our majority held subsidiary, Forza and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 20 independent boat dealers in 27 locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

We believe that the boating industry will follow in the footsteps of the electrification of the automotive industry by creating electric boats that meet or exceed the traditional boating consumer’s expectations of price, value and run times. In other words, electric boats must offer a similar experience when compared to traditional gas-powered boats in terms of size, capability, and price point.

To date, we have completed the design of the 25-foot FX dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year. On October 28, 2022, the running surface of the boat and all major components were tested successfully for several hours on the Indian River Lagoon in Fort Pierce, Florida. While the motor and control systems have been successfully trialed previously, this was the first voyage including all major components, production batteries, fully functioning “alpha” engine design, control system - including 22” Garmin screen, and Osmosis telematics unit. The performance of the boat exceeded all expectations and will provide a great baseline for improvements, iterations, and design enhancements. We ultimately reached over thirty miles per hour.

Subsequent to the initial prototype boat, we have built four more prototypes: two more FX-style catamarans, one deck boat and one 22-foot center console monohull. The engine design and lower units and the control system cabling have been revamped and improved in each iteration. The monohull will feature a single battery and the deck boat will, like the FX, utilize a two-battery system. The batteries and engines are liquid-cooled and unique improvements to the heat exchanges have improved performance. We have now completed our telematics unit design and we have a beta app on the Apple app store. This will allow for remote monitoring of all of the parameters of the battery and engine for both the end user and the factory. Additionally, we have improved our user interface through the Garmin control screen to provide well-designed pages showing operating characteristics and conformance to control parameters.

We continue to anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza will continue to build prototype engines and boats for the next six to nine months.

In September of 2021 launched our wholly owned subsidiary, Fix My Boat Inc. Fix My Boat, will be the first nationally branded, mobile marine service company utilizing a franchise model for marine mechanics across the country.

We have not experienced material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand for our products, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty may impact consumer spending for products like our.

Financial Condition

Our consolidated balance sheet indicates a strong financial position as of December 31, 2022. We finished the year with revenue up 103% over the prior year. Our cash, cash equivalents and marketable securities were $26.4 million at December 31, 2022. Our property, plant, and equipment along with prepaid expenses went up notably, as we have invested in additional boat molds for new model, equipment to support our increased production levels, and leasehold improvements to improve the quality of our products.

While we have largely returned to normal operations, the COVID-19 pandemic continues to cause challenges. During fiscal 2022, we experienced supply chain disruptions and an overall increase in the price of raw materials and other components used in our production. We also incurred higher labor costs and challenges to fill open positions due to a highly competitive job market. Additionally, we experienced periodic operational disruptions as our employees contracted or were potentially exposed to COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our future results of operations or financial condition.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table provides certain selected financial information for the years presented:

	Year Ended
	December 31,
	2022	2021	Change	% Change
Net sales	$31,987,724	$15,774,170	$16,213,554	103%
Cost of products sold	$21,330,918	$9,498,384	$11,832,534	125%
Gross profit	$10,656,806	$6,275,786	$4,381,020	70%
Operating expenses	$16,678,514	$7,906,507	$8,772,007	111%
Loss from operations	$(6,021,708)	$(1,630,721)	$(4,390,987)	269%
Other income	$228,294	$619,712	$(391,418)	(63%)
Net loss	$(5,793,414)	$(1,011,009)	$(4,782,405)	473%

Basic and dilutive loss per share of common stock	$(0.76)	$(0.19)	$(0.57)	301%

Weighted average number of shares of common stock outstanding	7,624,938	5,331,400

Net Sales and Cost Sales

Our net sales increased $16,213,554, or 103% to $31,987,724 for the year ended December 31, 2022 from $15,774,170 for the year ended December 31, 2021. We attribute the large increase in net sales to a continued strong economy during 2022, along with our investment in the growth of our sales and marketing assets throughout 2022. That paired with our ability to increase our production capacity by over 100% year over year. The number of boats sold during fiscal year ended December 31, 2022 increased 59% over the number of our boats sold during the fiscal year ended December 31, 2021. Additionally, we have increased our sale prices to help offset the increases in operating expenses, which includes increased labor cost, in addition to increased inventory levels due to the additional models we now produce and to protect against supply chain shortages. Our average revenue per unit for the year ended December 31, 2022 is up approximately 31% over revenue per unit for the year ended December 31, 2021. The average revenue per unit increase, is not only due to our increase in sales prices, but we also attribute this increase to a shift in our model mix. In 2021 our sales were spread evenly across our 26 and 31 Classics and our 24 and 28 GFX models. In 2022, we discontinued the remaining Twin Vee Classic lines and made the 260 and 340 GFX models available. We saw sales across all models increase in 2022. We did see a shift back to sales on our smallest unit, the 240 GFX, which accounted for approximately 40% of our total sales, compared to 25% in 2021. The 260 GFX, went from approximately 27% of our total sales, down to 18% in 2022. The 280 GFX remained consistent with 2021, while the 340 GFX increased from 3% in 2021 to 12% in 2022.

Gross Profit

Gross profits increased by $4,381,020, or 70% to $10,656,806 for the year ended December 31, 2022 from $6,275,786 for the year ended December 31, 2021. Gross profit as a percentage of sales, for the year ended December 31, 2022 and 2021 was 33% and 40% respectively. We attribute the 7% decline in gross profit percentage to increased cost of raw materials and purchased components, as well as a onetime cycle count adjustment in the fourth quarter of 2022. As we prepared to go live on our new ERP system, we have been reviewing on hand inventory, and making corrections. As we have brought all new models to the market over the last 2 years, we had been left with noncurrent inventory. The cycle count adjustment for the year ended December 31,2022 was approximately $1,459,650, compared to $608,728 for the prior year, accounting for 3% of the overall decline. We anticipate continued pressure on our gross profit percentage due to price increases on raw materials and purchased components.

Total Operating Expenses

Our total operating expenses for the year ended December 31, 2022 and 2021 were $16,678,514 and $7,906,507 respectively. Operating expenses as a percentage of sales were 52% compared to 50% in the prior year.

Selling, general and administrative expenses increased by approximately 60%, or $1,033,279 to $2,759,624 for the year ended December 31, 2022, compared to $1,726,345 for the year ended December 31, 2021. The large portion of the increase resulted from expenses totaling $422,776, incurred from being publicly traded company, which Twin Vee only incurred for a portion of 2021, and we did not incur in 2021 for Forza, directors and officers insurance, filing fees, legal expenses and investor relations costs. We also incurred significant increases to our liability insurance and workers compensation insurance totaling $275,416, due to our increased revenue levels and increased wages. Travel and meals expense increased $115,277, many of Forza’s employees work remotely and those employees needed to be on site to build our prototypes. Our Delaware state tax attributed to $95,122 of the increase. Numerous other items make up the remaining $124,689 of increased selling, general and administrative expense increase.

Salaries and wage related expenses increased by approximately 113%, or $6,067,970 to $11,457,569 for the year ended December 31, 2022, compared to $5,389,599 for the year ended December 31, 2021. The increase in salaries and wages of $4,263,341 was the result of aggressively ramping up of production, which required increasing our production and adding mid-level staff. Included in salaries and wages for the year ended December 31, 2022 was a non-cash stock-based compensation expense of $1,448,751, which was an increase of $1,138,920 from the prior year, due to the issuance of options to employees. We have also incurred production and executive bonus expense increase of $39,083 for the year ended December 31, 2022. Our cost of benefits, primarily health insurance and 401K, increased by approximately $235,144, due to our increase in headcount. Expenses for board fees increased by $95,792 in 2022, during the year ended December 31, 2021 we only incurred board fees for a portion of the year for Twin Vee, and we did not incur any board fees for Forza. The remaining increase of salaries and wages during the year ended December 31, 2021 was associated with payroll taxes and benefits.

Professional fees increased by 154%, or $585,108 to $966,037 for the year ended December 31, 2022, compared to $380,928 for the year ended December 31, 2021. This increase was primarily due to the additional costs we incurred associated with being a public company and included an increase in audit, legal and related consulting fees to fulfill our public company SEC reporting obligations, as well as preparation for our merger with Twin Vee PowerCats, Inc.

Depreciation expense for the year ended December 31, 2022 increased by 179%, or $355,227 to $553,750 for the year ended December 31, 2022 compared to $198,523 in December 31, 2021. Since our IPO in 2021 we have made significant investments in equipment, leasehold improvements and boat molds that resulted in an increased our depreciation expense.

Research and design expenses for the year ended December 31, 2022, was $941,533 compared to $211,111, for the year ended December 31, 2021. These expenses are associated with our development of our electric propulsion system for Forza. We anticipate further increases in our research and design expense in 2023.

Other income decreased by 63%, or $391,418 to $228,294 for the year ended December 31, 2022, compared to $619,712 for the year ended December 31, 2021. The decrease in other income is primarily the result of $608,224 in government grant income associated with our PPP loan that was recognized in 2021, this was partially offset in 2022, by the ERC credit of $355,987 we received. In 2021 we recorded a net gain from insurance recovery of $180,124, which we did not have in 2022. We incurred an increase in net loss in fair value of our marketable securities of $133,988, due to the poor financial market. For the year ended December 31, 2022 we received $165,877 in dividend income, compared to $0 in 2021, and we received interest income of $85,939 compared to $146 in 2021, and increase of $85,793 as a result of increased interest rates on our cash and marketable securities. For the year ended December 31, 2022 we did see an increase in interest expense of $27,446. Our interest expense also includes finance fees, that we pay third-party finance companies on behalf of our dealers, increase sales to dealers that utilize finance companies naturally drove these fees up during 2022.

Net Loss

Net loss for the year ended December 31, 2022, was $5,793,414, compared to $1,011,009 for the year ended December 31, 2021. We have spent much of the last two years assembling the tools and people necessary to increase production levels. While our revenue levels increased, our expenses also increased. That coupled with the additional expenses associated with being a public company and our research and development efforts for our electric boat division, resulted in a net loss for 2022. With these investments, we are building the foundation for our future, not only for our gas powered boats, but also for our electric boat division. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but are encouraged by our continued increase in revenue. Basic and dilutive loss per share of common stock increased for the year ended December 31, 2022,to ($0.76) compared to ($0.19) for the year ended December 31, 2021.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2022 was net cash received from our secondary offering, as well as Forza’s initial public offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff and increasing inventory levels to meet the increase in demand for our products. With uncertainty on component availability, prolonged lead time and rising prices, we have been adding to our inventory far earlier than previous years.

The following table provide selected financial data about us as of December 31, 2022 and December 31, 2021.

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$23,501,007	$6,975,302
Marketable securities	$2,927,518	$6,064,097
Current assets	$29,887,529	$13,073,346
Current liabilities	$3,791,063	$2,155,420
Working capital	$26,096,466	$10,917,926

As of December 31, 2022, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Annual Report. As of December 31, 2022, we had $26,428,525 of cash, cash equivalents and marketable securities, total current assets of $29,887,529, and total assets of $38,231,480. Our total liabilities were $5,210,591. Our total liabilities were comprised of current liabilities of $3,791,063 which included accounts payable of $2,065,680 and accrued liabilities of $1,240,769, contract liability of $5,300 due to affiliated companies of $0 and current portion of operating lease right of use liability of $479,314, and long-term liabilities of $1,419,528. As of December 31, 2021, we had $6,975,302 of cash and cash equivalents, marketable securities of $6,064,097, total current assets of $13,073,346 and total assets of $20,599,184. Our total current liabilities were $2,155,420 and total liabilities of $3,899,484 which included long-term operating lease liabilities for the lease of our facility.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We do anticipate Forza’s expenses to increase during the next two years as it constructs its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s initial public offering, and certain grant funding, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

 Cash Flow

	Year Ended
	December 31,
	2022	2021	Change	% Change
Cash used in operating activities	$(4,146,030)	$(1,947,539)	$(2,198,491)	(113%)
Cash used in investing activities	$(195,605)	$(8,037,264)	$7,841,659	98%
Cash provided by financing activities	$20,867,340	$16,068,289	$4,799,051	30%
Cash at end of year	$23,501,007	$6,975,302	$16,525,705	237%

Cash Flow from Operating Activities

For the year ended December 31, 2022, net cash flows used in operating activities was $4,146,030 compared to $1,947,539 during the year ended December 31, 2021. We have increased inventory levels by $2,208,563, due to supply chain delays that continue to impact lead time and parts availability, and due to our increased product offerings. Our net loss from operation was $5,793,414, was decreased by non-cash expenses of approximately $2,593,713, primarily due to stock-based compensation of $1,448,751, depreciation of $553,750, change of right-of-use asset and lease liabilities of $397,136, net change in fair value of marketable securities of $133,988 and a loss on the disposal of assets of $60,088. For the year ended December 31, 2022, our accounts payable and accrued liabilities increased $1,648,774, due to our increase in inventory. For the year ended December 31, 2022, our operating lease liabilities decreased $390,050. Prepaid expenses decreased by $21,339 and contract liabilities decreased by $8,800. Accounts receivable increased by $9,030.

Cash Flow from Investing Activities

During the year ended December 31, 2022, we used $195,605 for investment activities, compared to $8,037,264 used during the year ended December 31, 2021. We increased our property and equipment by $3,365,679, this was funded through the sales of investments of $3,002,591. The majority of the property and equipment purchased were molds for our boat production, for both Forza and Twin Vee, investing an additional $2,229,674. We also spent approximately $531,858 on machinery and equipment, these improvements include a new CNC machine, infusion equipment, cranes, hoists, production carts and other equipment. We spend an additional $193,350 to complete the upgrade the wiring in the building so it would support our new production levels, we installed new lighting and ventilation to improve the overall quality of our product and we built of breakroom for our employees. We additionally spent approximately $284,509 on computer hardware and software. We sold a thermoform machine for $175,000, in order to free up space for our manufacturing processes.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $20,867,340, compared to $16,068,289 during the year ended December 31, 2021. Net cash provided by financing activities primarily came from net proceeds from Forza’s initial public offering of $14,934,989 which included the noncontrolling interest of $5,241,317 and net proceeds from our secondary offering of $6,001,836. We had repayments of debt and advancements from Twin Vee Inc., which was a $69,485 net payment associated with.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Twin Vee Powercats Co. and subsidiaries

CONSOLIDTAED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and the Stockholders of

Twin Vee Powercats Co. and Subsidiaries

Fort Pierce, Florida

Opinion on the Financial Statement

We have audited the accompanying consolidated financial statements of Twin Vee PowerCats Co. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets at December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

March 29, 2023

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$23,501,007	$6,975,302
Accounts receivable	14,167	5,137
Marketable securities	1,481,606	2,996,960
Inventories	4,008,332	1,799,769
Deferred offering costs	—	105,500
Due from affiliated companies	—	286,922
Prepaid expenses and other current assets	882,417	903,756
Total current assets	29,887,529	13,073,346

Marketable securities - non current	1,445,912	3,067,137
Property and equipment, net	5,535,902	2,883,171
Operating lease right of use asset	1,329,620	1,550,530
Security deposit	32,517	25,000
Total Assets	$38,231,480	$20,599,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,065,680	$1,200,861
Accrued liabilities	1,240,769	456,814
Contract liabilities	5,300	14,100
Due to affiliated companies	—	115,043
Operating lease right of use liability	479,314	368,602
Total current liabilities	3,791,063	2,155,420

Economic Injury Disaster Loan	499,900	499,900
Operating lease liability - noncurrent	919,628	1,244,164
Total Liabilities	5,210,591	3,899,484

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 and 7,000,000 shares issued and outstanding, respectively	9,520	7,000
Additional paid-in capital	35,581,022	18,710,256
Accumulated deficit	(7,154,808)	(2,017,556)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	28,435,734	16,699,700
Equity attributable to noncontrolling interests	4,585,155	—
Total stockholders’ equity	33,020,889	16,699,700

Total liabilities and stockholders’ equity	$38,231,480	$20,599,184

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Net sales	$31,987,724	$15,774,170
Cost of products sold	21,330,918	9,498,384
Gross profit	10,656,806	6,275,786

Operating expenses:
Selling, general and administrative	2,759,625	1,726,345
Salaries and wages	11,457,569	5,389,599
Professional fees	966,037	380,929
Depreciation and amortization	553,750	198,523
Research and design	941,533	211,111
Total operating expenses	16,678,514	7,906,507

Loss from operations	(6,021,708)	(1,630,721)

Other income (expense):
Other income	155,137	538
Interest expense	(164,155)	(136,709)
Interest income	75,401	—
Loss on disposal of assets	(60,088)	(254,600)
Gain from insurance recovery	—	434,724
Net change in fair value of marketable securities	(133,988)	(32,465)
Government grant income	355,987	608,224
Total other income	228,294	619,712

Loss before income tax	(5,793,414)	(1,011,009)
Provision for income taxes	—	—
Net loss	(5,793,414)	(1,011,009)
Less: Net loss attributable to noncontrolling interests	(656,162)	—
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(5,137,252)	$(1,011,009)

Basic and dilutive loss per share of common stock	$(0.76)	$(0.19)
Weighted average number of shares of common stock outstanding	7,624,938	5,331,400

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020	4,000,000	$4,000	$2,551,387	$(1,006,547)	$—	$1,548,840

Common stock issued for cash	3,000,000	3,000	15,849,037	—	—	15,852,037
Stock-based compensation	—	—	309,832	—	—	309,832
Net loss	—	—	—	(1,011,009)	—	(1,011,009)
Balance, December 31, 2021	7,000,000	$7,000	$18,710,256	$(2,017,556)	$—	$16,699,700

Common stock issued for payment on behalf of Twin Vee PowerCats, Inc.	20,000	20	52,380	—	—	52,400
Common stock issued for cash	2,500,000	2,500	5,999,337	—	—	6,001,837
Subsidiary share issuance	—	—	9,588,172	—	5,241,317	14,829,489
Stock-based compensation	—	—	1,448,751	—	—	1,448,751
Merger of Twin Vee PowerCats, Inc.			(217,874)	—	—	(217,874)
Net loss	—	—	—	(5,137,252)	(656,162)	(5,793,414)
Balance, December 31, 2022	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(5,793,414)	$(1,011,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,448,751	309,832
Impairment loss	—	50,417
Depreciation and amortization	553,750	198,523
Loss on disposal of asset	60,088	224,037
Gain on government grant	—	(608,224)
Change of right-of-use asset	397,136	384,791
Net change in fair value of marketable securities	133,988	32,465
Changes in operating assets and liabilities:
Accounts receivable	(9,030)	(5,137)
Inventories	(2,208,563)	(913,510)
Prepaid expenses and other current assets	21,339	(903,406)
Accounts payable	864,819	401,581
Accrued liabilities	783,955	238,878
Operating lease liabilities	(390,050)	(354,093)
Contract liabilities	(8,800)	7,316
Net cash used in operating activities	(4,146,030)	(1,947,539)

Cash Flows From Investing Activities
Security deposit	(7,517)	—
Net sales (purchases) of investment in trading marketable securities	3,002,591	(6,096,562)
Proceeds from sale of property and equipment	175,000	—
Purchase of property and equipment	(3,365,679)	(1,940,702)
Net cash used in investing activities	(195,605)	(8,037,264)

Cash Flows From Financing Activities
Net proceeds from Twin Vee issuance of common stock	6,001,836	15,746,537
Net proceeds from Forza issuance of common stock	14,934,989	—
Proceeds from Paycheck Protection Program loan	—	608,224
Advances from related parties	(11,826)	44,628
Repayment to related parties	(57,659)	(331,100)
Net cash provided by financing activities	20,867,340	16,068,289

Net change in cash and cash equivalents	16,525,705	6,083,486
Cash at beginning of year	6,975,302	891,816
Cash and cash equivalents at end of year	$23,501,007	$6,975,302

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$150,399	$165,195

Non Cash Investing and Financing Activities
Increase in the right-of-use asset	$176,226	$655,726
Common stock issued for payment on behalf of Twin Vee Inc.	$52,400	$—

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly-owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2022, we anticipate focusing resources on this entity in 2023.

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

Merger

On December 5, 2022, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2022 (the “Merger Agreement”), by and between Twin Vee PowerCats Co. and Twin Vee Powercats, Inc., a Florida corporation (“TVPC”), was merged with and into the Company (the “Merger”).

As TVPC did not meet the definition of a business under ASC 805, the merger was not accounted for as a business combination. The merger was accounted for as a recapitalization of Twin Vee PowerCats, Co., effected through the exchange of TVPC shares for Twin Vee PowerCats, Co. shares, and the cancellation of Twin Vee PowerCats, Co. shares held by Twin Vee Inc. Upon the effective date of the Merger, December 5, 2022, Twin Vee Co. accounted for the merger by assuming TVPC’s net liabilities. Twin Vee PowerCats, Co.’s financial statements reflect the operations of TVPC. prospectively and will not be restated retroactively to reflect the historical financial position or results of operations of TVPC.

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiary, Fix My Boat, and majority owned subsidiary, Forza X1, collectively referred to as the “Company”.

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

Basis of Presentation

The accompanying consolidated financial statements, and the related notes, have been prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying consolidated balance sheets.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At December 31, 2022 and 2021, the Company had customer deposits of $5,300 and $14,100, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2022 and 2021, the Company had $22,666,301 and $6,725,302, respectively, in excess of FDIC insured limits.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2022 and 2021, the Company had cash and cash equivalents of $23,501,007 and $6,975,302, respectively.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization, using the straight-line method over the assets’ useful life. Leasehold improvements are amortized over the shorter of the assets’ useful life or the lease term. The estimated useful lives of property and equipment range from three to five years. Upon sale or retirement, the cost and related accumulated depreciation is eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

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

The following table shows the changes in the aggregate product warranty liability for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Balance as of beginning of year	$75,000	$75,000
Less: Payments made	(227,229)	(75,012)
Add: Provision for current years warranty	244,602	75,012
Balance as of end of year	$92,373	$75,000

Advertising

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2022 and 2021, advertising costs incurred by the Company totaled $112,320 and $43,467, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the twelve months ended December 31, 2022 and 2021, research and development costs amounted to $941,533 and $211,111, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the year ended December 31, 2022, the Company purchased all engines for its boats under a supply agreement with a single vendor. For the year ended December 31, 2022 and 2021, total purchases to this vendor were $5,020,973 and $3,149,300, respectively.

Paycheck Protection Program

As U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 “(IAS 20)”, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. During the year ended December 31, 2021, the Company elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements.

Employee Retention Credit

On Mach 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

Pursuant to the employee retention credit, eligible employers could receive a 50% or 70% credit on qualified wages against their employment taxes each quarter during the eligible period in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the year ended December 31, 2022, the Company recognized income related to the employee retention credit of $355,987 upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act. The employee retention credit is recorded in government grant income on the consolidated statement of operations during the year ended December 31, 2022.

Stock-Based Compensation

The Company recognizes stock-based compensation costs for its restricted stock measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Compensation cost is recognized over the service period for the fair value of awards that vest.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2022 and 2021 are as follows:

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$2,436,333	$—	$2,436,333	$—
Certificates of Deposits	491,185	—	491,185	—
Total marketable securities	$2,927,518	$—	$2,927,518	$—

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$5,549,670	$—	$5,549,670	$—
Certificates of Deposits	514,427	—	514,427	—
Total marketable securities	$6,064,097	$—	$6,064,097	$—

The Company’s investments in corporate bonds, commercial paper and certificated of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At December 31, 2022 and 2021 inventories consisted of the following:

	December 31,	December 31,
	2022	2021
Raw Materials	$3,406,371	$1,518,947
Inventory in transit	222,607	—
Work in Process	246,734	240,256
Finished Product	132,620	40,566
Total Inventory	$4,008,332	$1,799,769

4. Property and Equipment

At December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Machinery and equipment	$2,018,203	$1,343,797
Furniture and fixtures	23,211	1,850
Leasehold improvements	979,549	786,199
Software and website development	204,279	113,120
Computer hardware and software	123,088	76,598
Boat molds	3,007,903	778,229
Vehicles	95,534	101,984
Electric prototypes and tooling	142,526	142,526
	6,594,293	3,344,303
Less accumulated depreciation and amortization	(1,058,391)	(461,132)
	$5,535,902	$2,883,171

Depreciation and amortization expense of property and equipment for the year ended December 31, 2022 and 2021 is $553,750 and $198,523, respectively.

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

At December 31, 2022 and 2021, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2022	2021
Operating lease ROU asset	$1,167,551	$1,550,530

	December 31,	December 31,
	2022	2021
Operating lease liabilities:
Current portion	$393,069	$368,602
Non-current portion	851,096	1,244,164
Total	$1,244,165	$1,612,766

At December 31, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2023	$396,675
2024	424,488
2025	437,582
2025	—
Total lease payment	1,258,745
Less imputed interest	(7,064)
Total	$1,251,681

The following summarizes other supplemental information about the Company’s operating lease:

December31,
2022
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	2.92

6. Leases

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.33% at December 31, 2022.

The Company leases a warehouse facility, and the land which are located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment is $7,517 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The base rent will increase three percent (3%) on October 15, 2023.

At December 31, 2022 and 2021, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2022	2021
Operating lease ROU asset	$162,069	$—

	December 31,	December 31,
	2022	2021
Operating lease liabilities:
Current portion	$86,245	$—
Non-current portion	68,532	—
Total	$154,777	$—

At December 31, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2023	$91,102
2024	61,937
Total lease payment	$153,039
Less imputed interest	(5,778)
Total	$147,261

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2022
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.71

7. Accrued Liabilities

At December 31, 2022 and 2021, accrued liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued wages and benefits	$333,976	$185,402
Accrued interest	47,607	33,852
Accrued bonus	20,000	30,000
Accrued rebates	15,000	60,000
Accrued professional fees	89,500	10,225
Accrued operating expense	64,601	62,335
Accrued inventory	577,712	—
Warranty reserve	92,373	75,000
Total accrued liabilities	$1,240,769	$456,814

8. Government Grant Income – Paycheck Protection Program

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year
2023	$0
2024	0
2025	0
2026	0
2027 and thereafter	499,900
Total	$499,900

10. Related Party Transactions

On December 31, 2018, the Company entered into a loan and promissory note with Joseph C. Visconti, the CEO and majority shareholder of the Company. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the year ended December 31, 2021, the Company repaid $27,850. At December 31, 2021, the outstanding amount of the note payable was $0.

As discussed in note 5, the Company has leased its facilities from a company owned by its CEO.

During the year ended December 31, 2021, we received a cash payment in the amount of $24,300 from Boat Fuji, Inc., a company owned 33% by Joseph Visconti, our chief executive officer, for future technical website support expenses to be incurred by us on behalf of Boat Fuji, Inc. During the year ended December 31, 2021, we paid $15,808 to certain affiliate companies or on their behalf, including (i) $2,000 that was repaid to Boat Fuji, Inc. due to a decrease in the estimated expenses to be paid by us on its behalf, (ii) $12,000 of franchise fee development expenses paid by us on behalf of My Boat MD, Inc., a wholly owned subsidiary of Twin Vee PowerCats, Inc and (iii) $1,808 of expenses paid to Twin Vee PowerCats, Inc. for reimbursement of telephone, internet and other similar expenses incurred by it on our behalf.

During the year ended December 31, 2022, we recorded $15,000 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the Chief Executive Officer of Forza.

In connection with the closing of Forza’s initial public offering, we entered into a transition services agreement (the “Transition Services Agreement”) with Forza, pursuant to which we agreed to provide Forza, at our cost, with certain services, such as procurement, shipping, receiving, storage and use of our facility until Forza’ s new planned facility is completed. Forza’s ability to utilize our manufacturing capacity pending completion of its own facility will be subject to its availability as determined by us. The Transition Services Agreement operates on a month-to-month basis.

In 2021, the Company had purchases of $90,417, from a related party. The Company paid $90,417 to our parent company, Twin Vee PowerCats, Inc., to purchase a 36-foot used catamaran boat.

During the year ended December 31, 2022 and 2021, the Company received cash of $14,549 and $44,628 from its affiliate companies, and paid $57,659 and $3,111,100 to its affiliate companies, respectively.

During the year ended December 31, 2022 and 2021, the Company recorded management fees of $54,000 and $42,000, respectively, paid to its majority shareholder company, Twin Vee PowerCats, Inc.

During the year ended December 31, 2022, the Company issued 20,000 shares valued at $52,400 for payment on behalf of our former Parent company.

At December 31, 2022 and 2021, advances from affiliated companies included in due to affiliated companies was $0 and $115,043, respectively. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

During the year ended December 31, 2022, Twin Vee received a monthly fee of $5,850 to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the consolidated financial statements.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $10,693,000 or 67 units, and $4,273,000 or 24 units, as of December 31, 2022, and December 31, 2021, respectively. The Company incurred no impact from repurchase events during the year ended December 31, 2022 and year ended December 31, 2021.

Short-term lease

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the year ended December 31, 2022, the lease expense was $8,800.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

12. Stockholders’ Equity

Twin Vee

Common Stock Issuance

On October 3, 2022, the Company issued and sold to ThinkEquity LLC, as the underwriter in a firm commitment underwritten public offering (the “Offering”) pursuant to the term of an underwriting agreement that the Company entered into with ThinkEquity LLC on September 28, 2022 (the “Underwriting Agreement”),an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $2.75 per share, for gross proceeds of $6,875,000, before deducting underwriting discounts, commissions and offering expenses. Pursuant to the Underwriting Agreement, the Company has also issued to the underwriter warrants to purchase up to 143,750 shares of Common Stock. The warrants will be exercisable at a per share exercise price of $3.4375.

Common Stock Warrants

As of December 31, 2022, the Company had outstanding 293,750 warrants. 150,000 warrants at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. 143,750 warrants at exercise price of $34,375 were issued in connection with the Offering. Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in this offering.

There was no warrant activity during the year ended December 31, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2022. As of December 31, 2022, there were 377,090 shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the year ended December 31, 2022 and 2021, the Company recorded $990,406 and $309,832, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the year ended December 31, 2022 and 2021:

Year ended
December 31,
	2022	2021
Expected term	5 years	4.94 - 5 years
Expected average volatility	49 - 51%	49 - 55%
Expected dividend yield	—	—
Risk-free interest rate	1.50 –4.45%	0.72 - 1.00%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Options	Exercise Price	(years)	of options

Outstanding, December 31, 2020	—	$—	—	$—
Granted	754,000	5.15	10.00	1,573,297
Exercised	—	—	—	—
Forfeited/canceled	(40,388)	(5.53)	(9.73)	(95,003)
Outstanding, December 31, 2021	713,612	$5.13	9.54	$1,478,294
Granted	583,083	2.88	10.00	791,177
Exercised	—	—	—	—
Forfeited/canceled	(13,124)	(4.81)	(8.93)	(13,238)
Outstanding, December 31, 2022	1,283,571	$4.14	8.95	$2,256,233

Exercisable options, December 31, 2022	648,029	$4.61	8.76

At December 31, 2022, 635,542 Twin Vee options are unvested and expected to vest over the next four years.

Forza

Common Stock Warrants

As of December 31, 2022, Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the year ended December 31, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of December 31, 2022, there were 683,500 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the year ended December 31, 2022 and 2021, Forza recorded $458,345 and $0, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the year ended December 31, 2022:

Year ended
December 31,
2022
Expected term	5 years
Expected average volatility	112 - 115%
Expected dividend yield	—
Risk-free interest rate	2.98 - 3.62%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Options	Exercise Price	(years)	of options

Outstanding, December 31, 2020	—	$—	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—		—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	9.77	4,009,913

Exercisable options, December 31, 2022	117,986	$3.41	9.77

At December 31, 2022, 1,323,514 Forza options are unvested and expected to vest over the next three years.

13. Customer and Supplier Concentration

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales, and one customer represented 12% of total sales. During the year ended December 31, 2021, five individual customers had sales of over 10% of our total sales and combined these five customers represented 67% of total sales.

During the year ended December 31, 2022, we purchased substantial portion of materials from two third-party vendors (27%). As of December 31, 2022, the amount due to the vendors was $845,042. During the year ended December 31, 2021, we purchased substantial portion of materials from two third-party vendors (454%). As of December 31, 2021, the amount due to the vendors was $804,098. The Company believe there are other suppliers that could be substituted should the supplier become unavailable or non- competitive.

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

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

Twin Vee

	December 31,	December 31,
	2022	2021

Non-operating loss carryforward	$4,976,000	$3,800,000
Valuation allowance	(4,976,000)	(3,800,000)
Net deferred tax asset	$—	$—

Forza X1

	December 31,	December 31,
	2022	2021

Non-operating loss carryforward	$532,000	$—
Valuation allowance	(532,000)	—
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During year ended December 31, 2021, the Twin Vee valuation allowance increased by approximately $1,176,000 and the Forza X1 valuation allowance increased by approximately $532,000. The Company has net operating and economic loss carry-forwards of approximately $5.0 million available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2019 to 2021 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2019 to 2021, are subject to review by the tax authorities.

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

Basic and diluted loss per common share have been computed based on the following as of years ending December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Numerator for basic and diluted net loss per share:

Net loss	$(5,793,414)	$(1,011,009)

Denominator:
For basic net loss per share - weighted average common shares outstanding	7,624,938	5,331,400
Effect of dilutive stock options	—	—
For diluted net losse per share - weighted average common shares outstanding	7,624,938	5,331,400

Net loss per share -Basic:
Net loss per share	$(0.76)	$(0.19)

Net loss per share - Diluted:
Net loss per share	$(0.76)	$(0.19)

For the years ended December 31, 2022 and 2021, all potentially dilutive securities were antidilutive.

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

The following table shows information by reportable segments for the three and year ended December 31, 2022 and 2021:

For the Year Ended December 31, 2022	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$31,988,756	$(1,032)	$—	$31,987,724
Cost of products sold	21,097,148	1,027	232,743	21,330,918
Operating expense	13,274,952	35,399	3,368,163	16,678,514
Income (loss) from operations	(2,383,344)	(37,458)	(3,600,906)	(6,021,708)
Other income (expense)	239,177	(34,060)	23,177	228,294
Net loss	$(2,144,167)	$(71,518)	$(3,577,729)	$(5,793,414)

For the Year Ended December 31, 2021	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$15,757,435	$16,735	$—	$15,774,170
Cost of products sold	9,483,158	15,226	—	9,498,384
Operating expense	7,461,787	63,173	381,547	7,906,507
Loss from operations	(1,187,510)	(61,664)	(381,547)	(1,630,721)
Other income (expense)	699,486	(3,769)	(76,005)	619,712
Net loss	$(488,024)	$(65,433)	$(457,552)	$(1,011,009)

Property and equipment, net classified by business were as follows:

	December 31,	December 31,
	2022	2021
Gas-Powered Boats	$4,694,607	$2,547,410
Franchise	$—	$100,196
Electric-Boats	$765,406	$235,565

18. Subsequent Events

The Company has evaluated all event or transactions that occurred after December 31, 2022 through March 28, 2023, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

 On February 3, 2023, Ms. Nicole Camacho, the Chief Financial of Forza X1, Inc., provided the Company notice of her resignation as an executive officer of the Company, effective February 24, 2023. Ms. Camacho informed the Company that she was resigning from the Company as an executive officer to pursue another opportunity and that her resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

On February 6, 2023, the Board of Directors (the “Board”) of Forza, appointed Carrie Gunnerson to the position of Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were not effective.

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

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We are actively recruiting for a full-time Controller and have retained a full time Staff Accountant; we have selected and are working on implementing a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2022, controls and procedure have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we hired additional staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report by Grassi & Co., CPAs, P.C. (“Grassi”), our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	58	Chief Executive Officer, President and Director
Preston Yarborough	43	Vice President and Director
Carrie Gunnerson	47	Chief Financial Officer

Non-Employee Directors:
Bard Rockenbach (1)(2)(3)	61	Director
James Melvin (1)(2)(3)	61	Director
Neil Ross (1)(2)(3)(6)	61	Director
Kevin Schuyler (1)(2)(3)(4)(5)	54	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the corporate governance and nominating committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of corporate governance and nominating committee

Executive Officers

Joseph Visconti has been our Chief Executive Officer, President and Chair of the Board since 2015. Mr. Visconti also serves as the Chair of the Board and Chief of Product Development of Forza. With over 25 years of executive level operational and financial experience, Mr. Visconti was the founder, CEO and President of two previous companies, the first company was a regional Investment Bank that he built to over 400 employees and sold in 2000. The second company was ValueRich, a financial media company that was taken public on the American Stock Exchange in 2007. ValueRich transitioned from media related business to Twin Vee PowerCats, Inc. in 2015. Mr. Visconti has experience building teams of professionals with a focus on product development and bringing those products to market. Mr. Visconti received his Associate’s degree from Lynn University in 1984. We believe that Mr. Visconti’s experience leading us and our majority shareholder company and his operational and financial experience makes him well qualified to be a director of the Company.

Preston Yarborough has been our Vice President since our inception, our Director since August 2010 and has acted as the Director of Product Development of our majority shareholder company since August 2010. We believe Mr. Yarborough’s history and experience developing products and managing the development of new products with us and our majority shareholder company make him a valuable member of our board and management.

Carrie Gunnerson has been our Chief Financial Officer since October 2021. Ms. Gunnerson, operated Gunnerson Consulting from August 1, 2020 until September 30, 2021, specializing in financial consulting for small to midsized organization. Since February 6, 2023, Ms. Gunnerson also serves as the interim Chief financial Officer of Forza and she served as the Chief Financial Officer of Forza from October 15, 2021 until its initial public offering in August 2022. Ms. Gunnerson served as the President and Chief Executive Officer of Art’s Way Manufacturing Co., Inc. (“Art’s Way”) from October 18, 2007 until July 21, 2020, as its Chief Financial Officer from July 2004 until January 2012 and interim from September 2012 until January 22, 2015 and again from May 31, 2018 until February 1, 2020. Prior to joining Art’s Way in 2004, from 2001 until 2004 Ms. Gunnerson was employed by Tyco Plastics Inc., where she was responsible for all of the functions of a controller. Ms. Gunnerson was named a director of the Farm Equipment Manufacturers Association, from November 2016 through July 2020.

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

We believe Mr. Rockenbach’s broad understanding of business and legal matters, as well as his passion for boats and sailing, make him an invaluable member of our Board and well qualified to be a director of the Company.

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

Kevin Schuyler, CFA has been a member of our Board of Directors since July 2022. Mr. Schuyler is the Vice Chairman of the board of directors and Lead Independent Director of Adial Pharmaceuticals, Inc. (NASDAQ: ADIL) where he has served as a director since April 2016. He currently also serves as a senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, VA, with approximately $10 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC. We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets.

We believe Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

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

Our certificate of incorporation provides that our board of directors is divided into three (3) classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three (3) classes as follows:

●	the Class I directors are Neil Ross and Bard Rockenbach, and their terms will expire at the annual meeting of stockholders to be held in 2025;

●	the Class II directors are James Melvin and Preston Yarborough, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

●	the Class III directors are Kevin Schuyler and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2024.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. Rockenbach, Ross, Melvin, and Schuyler have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

Board Members	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Bard Rockenbach	Member	Member	Member
James Melvin	Member	Member	Member
Neil Ross	Member	Member	Chairman
Kevin Schuyler	Chairman	Chairman	Member

 Audit Committee

The members of our audit committee consist of Bard Rockenbach, James Melvin, Neil Ross and Kevin Schuyler. Mr. Schuyler serves as the chair of our audit committee. All of the members of the audit committee are independent, as that term is defined under the rules of Nasdaq. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. Specifically, the audit committee will:

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

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The Board has determined that Mr. Schuyler is an audit committee financial expert, as such term is used in Section 407 of Regulation S-K.

Compensation Committee

Our compensation committee consists of Bard Rockenbach, James Melvin, Neil Ross and Kevin Schuyler. Mr. Schuyler serves as the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

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

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee consist of Bard Rockenbach, James Melvin, Neil Ross and Kevin Schuyler. Neil Ross serves as the chair of our corporate governance and nominating committee. Each is independent, as that term is defined under the rules of Nasdaq. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee:

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

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.twinvee.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Glenn Sonoda, Secretary, Twin Vee PowerCats Co., 3101 US-1 Fort Pierce, Florida 34982.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2022, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, President and Chief Executive Officer

●	Preston Yarborough, Vice President

●	Carrie Gunnerson, Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Joseph C. Visconti	2022	250,000	300,000	1,990,196	44,356	(2)	2,584,552
President and Chief Executive Officer	2021	235,276	200,965	671,276	28,271	(2)	1,135,788

Preston Yarborough	2022	160,000	42,167	—	21,030	(3)	211,197
Vice President	2021	145,577	58,359	335,638	9,261	(3)	548,835

Carrie Gunnerson	2022	187,462	73,300	107,516	12,080	(4)	380,358
Chief Financial Officer	2021	39,088	16,406	227,617	—		283,111

(1)	Options issued pursuant to the Twin Vee 2021 Stock Incentive Plan and the Forza 2022 Stock Incentive Plan. The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2022 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report for the fiscal year ended December 31, 2022.

(2)	Consists of $30,000 of car expense paid and $14,356 of health insurance expense paid in 2022 and $12,692 of car expenses and $15,579 of health insurance expenses paid in 2021.

(3)	Consists of $12,000 of car expenses paid and $9,030 of health insurance expense paid in 2022 and $5,077 of car expenses and $4,184 of health insurance paid in 2021.

(4)	Consists of $12,080 of health insurance expense paid in 2022.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2022)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2022:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	166,232	105,768	(1)	5.8	6/8/2031	—	—
President and Chief	55,556	344,444	(2)	5.0	8/10/2032	—	—
Executive Officer	48,615	201,385	(3)	2.01	10/19/2032	—	—
	—	100,000	(4)	1.33	12/14/2032	—	—

Preston Yarborough	83,116	82,980	(1)	5.8	6/8/2031	—	—
Vice President

Carrie Gunnerson	33,403	102,597	(5)	3.87	9/30/2031	—	—
Chief Financial Officer	—	100,000	(4)	1.33	12/14/2032	—	—

(1)	On July 23, 2021, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.
(2)	On August 11, 2022, options were granted, under the Forza 2022 Stock Incentive Plan, vesting monthly over 3 years.
(3)	On October 20, 2022, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.
(4)	On December 15, 2022, options were granted, under the Forza 2022 Stock Incentive Plan, vesting monthly over 3 years.
(5)	On October 1, 2021, options were granted, under the Twin Vee 2021 Stock Incentive Plan, westing monthly over 5 years.

Employment Arrangements with Our Named Executive Officers

Joseph Visconti

Twin Vee entered into a five-year employment agreement with Mr. Visconti (the “Visconti Employment Agreement”) effective upon the closing of the initial public offering in July 2021. Under the Visconti Employment Agreement, Mr. Visconti serves as Twin Vee’s President and Chief Executive Officer. He receives an annual base salary of $250,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 125% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Upon the completion of Twin Vee’s initial public offering in July 2021, Mr. Visconti received a stock option to purchase 272,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date. On October 20, 2022, Mr. Visconti received a stock option to purchase 250,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date.

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

Carrie Gunnerson

Twin Vee entered into a five-year employment agreement with Ms. Gunnerson (the “Gunnerson Employment Agreement”) effective in October 2021. Under the Gunnerson Employment Agreement, Ms. Gunnerson serves as Twin Vee’s Chief Financial Officer. She receives an annual base salary of $211,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 30% of her annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Ms. Gunnerson also received a stock option to purchase 136,000 shares of Twin Vee’s common stock under its 2021 Plan, vesting monthly over a five-year period subject to continued employment through each vesting date.

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

2021 Stock Incentive Plan

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan , which plan was amended and restated on June 1, 2021 (the “2021 Plan”). The 2021 Plan became effective immediately prior to the closing of our initial public offering in July 2021. The principal provisions of the 2021 Plan are summarized below.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2021 Plan in connection with awards is 1,315,000 shares. We have issued options to purchase an aggregate of 1,283,571 shares of our common stock. In addition, the maximum number of shares of common stock that may be issued under the 2021 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2021 Plan. The 2021 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year. The total number of shares available for issuance increased on January 1, 2023 to 1,743,400 shares of our common stock.

Director Compensation

2022 Director Compensation

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

Equity Compensation

Each non-employee director who served as a director during 2021 received an initial grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which options vest pro rata on a monthly basis over a period of twelve months from the grant date, subject to the grantee’s continued service through that date. Each non-employee director who served as a director during 2022 received a grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which options vest pro rata on a monthly basis over a period of twelve months from the grant date, subject to the grantee’s continued service through that date.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2022. The compensation for each of Messrs. Visconti and Yarborough as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Yarborough receive no compensation for service as a director.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Bard Rockenbach	17,000	—	4,861	—	—	—	21,861
James Melvin	17,000	—	5,444	—	—	—	22,444
Neil Ross	19,000	—	5,444	—	—	—	24,444
Steven A. Shallcross	17,500	—	—	—	—	—	17,500
Kevin Schuyler	10,000	—	6,732	—	—	—	16,732

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2022 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2)	As of December 31, 2022, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Bard Rockenbach	10,083
James Melvin	11,000
Neil Ross	11,000
Kevin Schuyler	5,500

During 2022, each non-employee member of the Board of Directors received an annual cash fee of $5,000, all non-employee directors received an annual cash fee of $5,000, $4,000 and $3,000 for service on the Audit, Compensation and Corporate Governance and Nominating Committee, respectively, and the Chairman of the Audit, Compensation and Corporate Governance and Nomination Committee received a cash fee of $12,000, $10,000 and $5,000, respectively. In addition, since 2021 each non-employee member of the Board of Directors has been issued an annual option grant exercisable for 5,500 shares of our common stock, for a term of one year, vesting monthly over one year of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 29, 2023, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of March 29, 2023, we had 9,520,000 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before May 30, 2023, which is approximately 60 days after the date of this Annual Report. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twin Vee PowerCats Co. 3101 S. US-1 Ft. Pierce, Florida 34982.

Name of Beneficial Owner	Number of Shares Beneficially Owner	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Joseph Visconti (1)	2,539,999	26.05%
Preston Yarborough(2)	121,473	1.26%
James Melvin(3)	9,777	*
Kevin Schuyler	5,943	*
Bard Rockenbach(4)	9,273	*
Neil Ross(3)	9,777	*
Carrie Gunnerson(6)	43,073	*
All current executive officers and directors as a group (7 persons)
5% Stockholders	2,735,315	27.64%

Marathon Micro Fund, L.P.(7)	950,000	9.98%
AWM Investment Company, Inc. and affiliates (8)	949,062	9.97%
* Represents beneficial ownership of less than one percent.

(1)	Joseph Visconti was issued 2,321,152 shares of our common stock upon the consummation of the Merger between us and Twin Vee Inc. Mr. Visconti was granted an option to purchase 272,000 shares of our common stock upon the consummation of our initial public offering, and was granted an additional option to purchase 250,000 shares of our common stock on October 20, 2022. There are 214,847 shares of common stock that will vest and be exercisable within 60 days of March 29, 2023 and are included in the number of shares of common stock beneficially owned by Mr. Visconti.

(2)	Mr. Yarborough was issued 38,357 shares of our common stock upon the consummation of the Merger between us and Twin Vee Inc. granted an option to purchase 136,000 shares of our common stock upon the consummation of our initial public offering, of which 83,116 shares of common stock will vest and be exercisable within 60 days of March 29, 2023 and are included in the number of shares of common stock beneficially owned by Mr. Yarborough.

(3)	Messrs. Melvin and Ross were each granted an option to purchase 5,500 shares of our common stock upon the consummation of our initial public offering, and were granted another 5,500 shares on October 20, 2022; of which 9,777 shares of common stock will vest and be exercisable within 60 days of March 29, 2023, and are included in the number of shares of common stock beneficially owned by each of Messrs. Melvin and Ross.

(4)	In connection with his appointment, effective November 7, 2021, Mr. Rockenbach was awarded an option to purchase 5,500 shares of the Company’s common stock at an exercise price of $3.87 per share, vesting pro rata on a monthly basis over a twelve-month period and exercisable for a period of ten years from the date of grant. Mr. Rockenbach was awarded another 4,583 shares on November 4, 2022, with the same vesting schedule. There will be these 9,273 shares of common stock vested and be exercisable within 60 days of March 29, 2023, and are included in the number of shares of common stock beneficially owned by Rockenbach.

(5)	Ms. Gunnerson was granted an option to purchase 136,000 shares of our common stock upon in connection with joining our company as Chief Financial Officer, of which 43,073 shares of common stock will vest and be exercisable within 60 days of March 29, 2022, and are included in the number of shares of common stock beneficially owned by Ms. Gunnerson.

(6)	In connection with his appointment, effective July 6, 2022, Mr. Schuyler was awarded an option to purchase 5,500 shares of the Company’s common stock at an exercise price of $2.62 per share, vesting pro rata on a monthly basis over a twelve-month period and exercisable for a period of ten years from the date of grant. Of these 5,500 shares, 4,580 shares of common stock will vest and be exercisable within 60 days of March 29, 2023, and are included in the number of shares of common stock beneficially owned by Schuyler.

(7)	Information is based upon a Schedule 13G/A filed with the SEC on February 3, 2022 by James G. Kennedy, the partner of Marathon Micro Fund, L.P. The address of Marathon Micro Fund, L.P. is 4 North Park drive, Suite 106, Hunt Valley, Maryland 34982.

(8)	Information is based upon a Schedule 13G filed with the SEC on February 14, 2022. AWM Investment Company, Inc., a Delaware corporation (“AWM”) is the investment adviser to Special Situations Cayman Fund, L.P., a Cayman Islands Limited Partnership (CAYMAN) and Special Situations Fund III QP, L.P., a Delaware limited partnership (SSFQP). (CAYMAN and SSFQP, will hereafter be referred to as the Funds). The principal business of each Fund is to invest in equity and equity-related securities and other securities of any kind or nature. David M. Greenhouse (Greenhouse) and Adam C. Stettner (Stettner) are members of: SSCayman, L.L.C., a Delaware limited liability company (SSCAY), the general partner of CAYMAN and MGP Advisers Limited Partnership, a Delaware limited partnership (MGP), the general partner of SSFQP. Greenhouse and Stettner are also controlling principals of AWM. As the investment adviser to the Funds, AWM holds sole voting and investment power over 218,284 shares of our common stock held by CAYMAN and 730,778 Shares held by SSFQP. The address of AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

Changes In Control

None.

Equity Compensation Plan Information

See Part II, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us. The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the forms of the agreements have been filed as exhibits to this Annual Report and are available electronically on the website of the SEC at www.sec.gov.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation” the following is a description of each transaction since January 1, 2021 or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see “Executive Compensation” in Part III, Item 11.

On December 5, 2022 (the “Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2022 (the “Merger Agreement”), by and between us and Twin Vee PowerCats, Inc. (“Twin Vee Inc.”), our then parent corporation and owner of 4,000,000 shares of our common stock representing 76% of our common stock. was merged with and into our company (the “Merger”). The Merger became effective on December 5, 2022at which time (a) the holders of Twin Vee Inc. common stock received in the Merger one share of our common stock in exchange for each 41.7128495 shares of Twin Vee Inc. common stock that they owned, for a maximum of 4,000,000 shares of our common stock (no fractional shares of our common stock were issued) and (b) the 4,000,000 shares of our common stock held by Twin Vee Inc. were canceled and retired. Each holder of shares of Twin Vee Inc. common stock who would otherwise be entitled to a fraction of a share of our common stock (after aggregating all fractional shares of our common stock that otherwise would be received by such holder) received in lieu of such fraction of a share cash the dollar amount (rounded to the nearest whole cent), without interest, determined by multiplying such fraction by $2.09, which was equal to the volume weighted average closing trading price of a share of our common stock for the five consecutive trading days ending immediately prior to December 5, 2022. After the Merger, we. had approximately 9,520,000 shares of our common stock outstanding, which is substantially the same as it was immediately prior to the Merger. Joseph Visconti, our Chief Executive Officer and Chairman of the Board was the largest stockholder of Twin Vee Inc. and received 2,243,916 shares of our common stock upon consummation of the Merger in exchange for the shares of common stock of Twin Vee Inc. that he owned , representing approximately 22% of our outstanding shares of common stock and Preston Yarbrough, our Vice President and Director of Product Development was issued 38,357 shares of our common stock upon consummation of the Merger in exchange for the shares of common stock of Twin Vee Inc. that he owned

We lease our facility from Visconti Holdings, LLC, (“Visconti Holdings”) an entity owned and controlled by our Chief Executive Officer, President and Director, Joseph Visconti, pursuant to a lease agreement (the “Lease Agreement”), dated January 1, 2021, by and among the Company, Visconti Holdings, LLC and Twin Vee Inc., our former majority shareholder company. The Lease Agreement currently has a 5-year term, with an option to renew for an additional 5-year term. We currently pay Visconti Holdings $33,075 per month plus applicable sales and use tax, which is currently 7% in St. Lucie County.

On December 31, 2018, we entered into a loan and promissory note with Joseph C. Visconti. The principal amount of the loan was $525,500, together with a simple interest rate of 6% on the balance of principal remaining unpaid. During the year ended December 31, 2021, we repaid $27,850. At December 31, 2021, the outstanding amount of the note payable was $0.

During the year ended December 31, 2022 and 2021, we received cash of $14,549 and $44,628 from its affiliate companies, and paid $57,659 and $303,250 to its affiliate companies, respectively.

During the year ended December 31, 2022, we issued 20,000 shares valued at $52,400 for payment on behalf of the former majority shareholder company.

At December 31, 2022 and 2021, advances from affiliated companies included in due to affiliated companies was $0 and $115,043, respectively. Approximately $93,000 of the balance is related to an equipment purchase, the remaining balance was related to startup costs for our franchise business.

During the year ended December 31, 2022, we received a monthly fee of $5,850 to provide management services and facility utilization to Forza.

During the year ended December 31, 2021, we paid $90,417 to Twin Vee PowerCats, Inc., to purchase a 36-foot used catamaran boat from it. During the year ended December 31, 2020, we had purchases of $0 from related parties.

During the year ended December 31, 2021, we received a cash payment in the amount of $24,300 from Boat Fuji, Inc., a company owned 33% by Joseph Visconti, our chief executive officer, for future technical website support expenses to be incurred by us on behalf of Boat Fuji, Inc. During the year ended December 31, 2021, we paid $15,808 to certain affiliate companies or on their behalf, including (i) $2,000 that was repaid to Boat Fuji, Inc. due to a decrease in the estimated expenses to be paid by us on its behalf, (ii) $12,000 of franchise fee development expenses paid by us on behalf of My Boat MD, Inc., a wholly owned subsidiary of Twin Vee PowerCats, Inc and (iii) $1,808 of expenses paid to Twin Vee PowerCats, Inc. for reimbursement of telephone, internet and other similar expenses incurred by it on our behalf.

During the year ended December 31, 2022 and 2021, we recorded management fees of $54,000 and $42,000 respectively; paid to Twin Vee, Inc. pursuant to a management agreement, dated January 1, 2021, with our former majority shareholder company for various management services. The agreement provides for a monthly $4,500 and $3,500 management fee, there was a term of one year that expired on December 31, 2022.

During the year ended December 31, 2022, we recorded $15,000 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the Chief Executive Officer of Forza.

In connection with the closing of Forza’s initial public offering, we entered into a transition services agreement (the “Transition Services Agreement”) with Forza, pursuant to which we agreed to provide Forza, at our cost, with certain services, such as procurement, shipping, receiving, storage and use of our facility until Forza’ s new planned facility is completed. Forza’s ability to utilize our manufacturing capacity pending completion of its own facility will be subject to its availability as determined by us. The Transition Services Agreement operates on a month-to-month basis.

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

Item 14. Principal Accounting Fees and Services.

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2022 and 2021 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Audit Fees(1)	$125,000	$115,000
Tax Fees	—	—
Audit-Related Fees(2)	7,600	9,500
All Other Fees(3)	61,400	8,500
	$194,000	$133,000

(1)	Audit Fees include fees related to the annual audit and quarterly reviews..
(2)	Audit-Related Fees include travel and technology fees.
(3)	All other fees include fees associated with Comfort Letter and Consents, required for SEC filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333- 255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.7	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)
4.3	Description of Securities of Twin Vee PowerCats Co. (Incorporated by reference to the Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the Securities and Exchange Commission on March 31, 2022)
10.1†	Twin Vee PowerCats Co. 2021 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non- Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.2+	Repurchase Agreement, by and among Twin Vee PowerCats, Inc., Twin Vee Catamarans, Inc. and Northpoint Commercial Finance LLC, dated May 18, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.3	Inventory Blanket Repurchase Agreement by and between Twin Vee Catamarans, Inc. and Bank of the West, dated January 12, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.4+	Inventory Financing Agreement, between GE Commercial Distribution Finance Corporation and Twin Vee Catamarans, Inc., dated January 28, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.5	Lease Agreement, by and among Visconti Holdings, LLC, Twin Vee Catamarans, Inc. and Twin Vee PowerCats, Inc., dated January 1, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)

10.6	SBA Loan Authorization and Agreement, dated April 21, 2020, with Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.7†	Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.8†	Employment Agreement, dated June 9, 2021, with Joseph Visconti (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.9†	Employment Agreement, dated June 9, 2021, with Preston Yarborough (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.10†	Paycheck Protection Program Second Draw Promissory Note, dated March 19, 2021 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.11†	Employment Agreement dated as of October 1, 2021 by and between Twin Vee PowerCats Co. and Carrie Gunnerson, Effective October 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40623) filed on October 4, 2021)
10.12	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report (File No. 001-40623) on Form 8-K filed on August 17, 2022)
10.13	F Agreement, dated August 17, 2022, by and between Forza X1, Inc. and OneWater Marine, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report (File No. 001-40623) on Form 8-K filed on August 18, 2022)
10.14†	Amendment, dated August 22, 2022, to Employment Agreement, dated October 1, 2021, by and between Twin Vee PowerCats Co. and Carrie Gunnerson (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40623) filed on August 22, 2022)
10.15†	Amendment to Employment Agreement between Twin Vee PowerCats Co. and Joseph Visconti, effective as of October 20, 2022 (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40623) filed on October 21, 2022)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)
*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Vee PowerCats Co.
(Registrant)

Dated: March 29, 2023	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Twin Vee PowerCats Co., in the capacities and on the date indicated

Signature	Title	Date

/s/ Joseph C. Visconti	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2023
Joseph C. Visconti

/s/ Carrie Gunnerson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023
Carrie Gunnerson

/s/ Preston Yarborough	Vice President and Director	March 29, 2023
Preston Yarborough

/s/Bard Rockenbach	Director	March 29, 2023
Bard Rockenbach

/s/ James Melvin	Director	March 29, 2023
James Melvin

/s/ Neil Ross	Director	March 29, 2023
Neil Ross

/s/ Kevin Schuyler	Director	March 29, 2023
Kevin Schuyler