Form 10-Q
period 2023-03-31
Twin Vee PowerCats, Co.
filed 2023-05-15
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash, cash equivalents and restricted cash	$21,022,515	$23,501,007
Accounts receivable	625,330	14,167
Marketable securities	1,491,812	1,481,606
Inventories	4,796,787	4,008,332
Prepaid expenses and other current assets	618,575	882,417
Total current assets	28,555,019	29,887,529

Marketable securities - non current	942,739	1,445,912
Property and equipment, net	6,154,039	5,535,902
Operating leases right of use asset	1,211,414	1,329,620
Security deposit	32,517	32,517
Total Assets	$36,895,728	$38,231,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,716,121	$2,065,680
Accrued liabilities	629,216	1,240,769
Contract liabilities	5,800	5,300
Finance leases liability	16,831	—
Operating leases right of use liability	486,174	479,314
Total current liabilities	3,854,142	3,791,063
Economic Injury Disaster Loan	499,900	499,900
Finance leases liability non-current	72,739	—
Operating leases liability - noncurrent	793,559	919,628
Total Liabilities	5,220,340	5,210,591

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding	9,520	9,520
Additional paid-in capital	36,063,986	35,581,022
Accumulated deficit	(8,321,580)	(7,154,808)
Equity attributed to stockholders of Twin Vee PowerCats Co.	27,751,926	28,435,734
Equity attributable to noncontrolling interests	3,923,462	4,585,155
Total stockholders’ equity	31,675,388	33,020,889

Total liabilities and stockholders’ equity	$36,895,728	$38,231,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

TWIN VEE POWERCATS CO.
Statements of Operations

	Three months ended
	March 31,
	2023	2022

Net sales	$8,877,215	$5,886,000
Cost of products sold	5,655,385	3,451,646
Gross profit	3,221,830	2,434,354

Operating expenses:
Selling, general and administrative	1,022,690	682,321
Salaries and wages	3,350,022	2,253,810
Professional fees	297,717	244,739
Depreciation	218,276	80,092
Research and development	702,648	221,545
Total operating expenses	5,591,353	3,482,507

Loss from operations	(2,369,523)	(1,048,153)

Other income (expense):
Dividend income	234,510	—
Other (expense) income	(1,551)	598
Interest expense	(51,938)	(39,840)
Interest income	22,430	24
Loss on disposal of assets	—	(18,408)
Net change in fair value of marketable securities	8,034	(85,538)
Employee retention credit income	329,573	—
Total other income (expenses)	541,058	(143,164)

Net loss before income tax	(1,828,465)	(1,191,317)
Income tax provision	—	—
Net loss	(1,828,465)	(1,191,317)
Less: Net loss attributable to noncontrolling interests	(661,693)	—
Net loss attributed to stockholders of Twin Vee PowerCats Co.	$(1,166,772)	$(1,191,317)

Basic and dilutive loss per share of common stock	$(0.19)	$(0.17)
Weighted average number of shares of common stock outstanding	9,520,000	7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three months ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2021	7,000,000	$7,000	$18,710,256	$2,017,556)	$—	$16,699,700

Stock-based compensation	—	—	224,832	—	—	224,832
Net loss	—	—	—	(1,191,317)	—	(1,191,317)
Balance at March 31, 2022	7,000,000	$7,000	$18,935,088	$(3,208,873)	$—	$15,733,215

For the Three months ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2022	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Stock-based compensation	—	—	482,964	—	—	482,964
Net loss	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance at March 31, 2023	9,520,000	$9,520	$36,063,986	$(8,321,580)	$3,923,462	$31,675,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,828,465)	$(1,191,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	482,964	224,832
Depreciation and amortization	218,276	80,092
Loss on disposal of asset	—	18,408
Change in right-of-use asset	118,206	93,106
Net change in fair value of marketable securities	(8,034)	85,538
Changes in operating assets and liabilities:
Accounts receivable	(611,163)	118
Inventories	(788,455)	(1,413,413)
Prepaid expenses and other current assets	263,842	83,888
Accounts payable	650,441	768,632
Accrued liabilities	(611,553)	203,224
Operating lease liabilities	(119,209)	(88,881)
Contract liabilities	500	(13,900)
Net cash used in operating activities	(2,232,650)	(1,149,673)

Cash Flows From Investing Activities
Net sales of investment in trading marketable securities	501,001	516
Proceeds from sale of property and equipment	—	80,000
Purchase of property and equipment	(744,008)	(728,371)
Net cash used in investing activities	(243,007)	(647,855)

Cash Flows From Financing Activities
Deferred offering cost	—	(116,394)
Finance lease liability	(2,835)	—
Net cash used in financing activities	(2,835)	(116,394)

Net change in cash, cash equivalents and restricted cash	(2,478,492)	(1,913,922)
Cash, cash equivalents and restricted cash at beginning of period	23,501,007	6,975,302
Cash, cash equivalents and restricted cash at end of period	$21,022,515	$5,061,380

Supplemental Cash Flow Information
Cash paid for interest	$59,895	$38,647
Non-Cash Financing Activities
Finance lease	$92,405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

1. Organization and Summary of Significant Accounting Policies

Organization

Twin Vee PowerCats Co. (“Twin Vee” or the “Company”) was incorporated as Twin Vee Catamarans, Inc., in the state of Florida, on December 1, 2009. On April 7, 2021, the Company filed a Certificate of Conversion to register and incorporate in the state of Delaware and changed the company name to Twin Vee PowerCats Co. The Certificate of Incorporation for Twin Vee PowerCats Co. was also filed on April 7, 2021.

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly-owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2022 and the three months ended March 31, 2023, however we anticipate focusing resources on this entity by the end of 2023.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed the name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as our Electra Power Sports™ Division. Following our initial public offering that closed on July 23, 2021 (the “IPO”), we determined in October 2021 that for several reasons, that we would market our new independent line of electric boats under a new brand name (and new subsidiary).

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiary Fix My Boat, Inc., (“Fix My Boat”) and majority owned subsidiary, Forza X1, Inc. (“Forza X1” “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 is not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2023 and December 31, 2022, the Company had customer deposits of $5,800 and $5,300, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2023 and December 31, 2022, the Company had $19,916,065 and $22,666,301, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and restricted cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of three months or less at the time of purchase. On March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash of $21,022,515 and $23,501,007, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $200,000, which is being held by a third party bank as collateral.

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

Advertising

Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2023 and 2022, advertising costs incurred by the Company totaled $125,039 and $14,927, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended March 31, 2023 and 2022, research and development costs amounted to $702,648 and $221,545, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended March 31, 2023, and 2022, shipping and handling costs amounted to $185,532 and $27,051, respectively. These costs have increased by $158,451, due to adding dealers in the New England stated and Michigan, compared to the prior year, when all of the boats were shipped to the states in the south east portion of the United States.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended March 31, 2023, the Company purchased all engines for its boats under supplier agreements with two vendors. During the three months ended March 31, 2022, the Company purchased all engines for its boats under supplier agreements with one vendor. For the three months ended March 31, 2023 and 2022, total purchases to these vendors were $1,870,425 and $1,250,003, respectively.

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

Pursuant to the employee retention credit, eligible employers could receive a 50% - 70% credit on qualified wages against their employment taxes each quarter during the eligible period in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the three months ended March 31, 2023, the Company recognized income related to the employee retention credit of $329,573 upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act. The employee retention credit was recorded no the condensed consolidated statement of operations for the three months ended March 31, 2023 and for the year ended December 31, 2022.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company does not anticipate this to be material, as the Company does not typically extend credit to its dealers or customers.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$1,939,636	$—	$1,939,636	$—
Certificates of Deposits	494,915	—	494,915	—
Total marketable securities	$2,434,551	$—	$2,434,551	$—

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$2,436,333	$—	$2,436,333	$—
Certificates of Deposits	491,185	—	491,185	—
Total marketable securities	$2,927,518	$—	$2,927,518	$—

The Company’s investments in US government bonds are measured based on publicly available quoted market prices for identical securities as of March 31, 2023 and December 31, 2022. The Company’s investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At March 31, 2023 and December 31, 2022 inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw Materials	$4,421,539	$3,406,371
Inventory in transit	—	222,607
Work in Process	375,248	246,734
Finished Product	—	132,620
Total Inventory	$4,796,787	$4,008,332

4. Property and Equipment

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Machinery and equipment	$2,204,715	$2,018,203
Furniture and fixtures	37,087	23,211
Leasehold improvements	1,094,081	979,549
Software and website development	263,342	204,279
Computer hardware and software	135,508	123,088
Boat molds	3,410,087	3,007,903
Vehicles	143,360	95,534
Electric prototypes and tooling	142,526	142,526
	7,430,706	6,594,293
Less accumulated depreciation and amortization	(1,276,667)	(1,058,391)
	$6,154,039	$5,535,902

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2023 and 2022 are $218,276 and $80,092, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.36% at March 31, 2023 and December 31, 2022.

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

At March 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	March 31,	December 31,
	2023	2022
Operating lease ROU asset	$1,070,756	$1,167,551

	March 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$394,910	$393,069
Non-current portion	751,119	851,096
Total	$1,146,029	$1,244,165

At March 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$297,675
2024	416,745
2025	437,582
2025	—
Total lease payment	1,152,002
Less imputed interest	(5,973)
Total	$1,146,029

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2023
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	2.67

6. Leases

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 4.% at December 31, 2022.

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

At March 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	March 31,	December 31,
	2023	2022
Operating lease ROU asset	$140,658	$162,069

	March 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$87,788	$86,245
Non-current portion	45,916	68,532
Total	$133,704	$154,777

At March 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$68,326
2024	69,680
Total lease payment	$138,006
Total imputed interest	4,302
Total	$133,704

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.58

Three Months Ended March 31, 2023
Operating lease cost	$22,550
Total lease cost	$22,550

7. Finance Leases

The Company has finance leases for a vehicle and a forklift. The Company entered into the forklift lease in January of 2023, it is a 60-month lease at a 7.5% interest rate. The Company entered into the vehicle lease in February of 2023, it is a 60-month lease at a 3% interest rate. The current portion of the lease liabilities was $16,831 for the three months ended March 31, 2023, and the non-current portion was $72,739.

8. Accrued Liabilities

At March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued wages and benefits	$242,001	$333,976
Accrued Interest	40,076	47,607
Accrued bonus	130,825	20,000
Accrued rebates	—	15,000
Accrued professional fees	73,300	89,500
Accrued operating expense	32,799	64,601
Accrued inventory	—	577,712
Warranty reserve	110,215	92,373
Total accrued liabilities	$629,216	$1,240,769

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year
2023	$—
2024	—
2025	—
2026	—
2027 and thereafter	499,900
Total	$499,900

10. Related Party Transactions

As discussed in note 5, the Company has leased its facilities from a company owned by its CEO.

During the three months ended March 31, 2023, and 2022, the Company recorded management fees of $0 and $13,500, respectively, paid to its shareholder parent company.

During the three months ended March 31, 2023, Twin Vee received a monthly fee of $6,800 to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $12,519,000 or 69 units, and $10,693,000 or 67 units, as of March 31, 2023, and December 31, 2022, respectively. The Company incurred no impact from repurchase events during the three months ended March 31, 2023 and year ended December 31, 2022.

Short-term lease

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expenses as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the three months ended March 31, 2023, the lease expense was $2,200.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of March of 2023, the Company had $200,000 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

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

Common Stock Warrants

As of March 31, 2023, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. There was no warrant activity during the three months ended March 31, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2023. As of March 31, 2023, there were 75,823 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended March 31, 2023 and 2022, the Company recorded $482,964 and $224,832, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying condensed consolidated statement of operations. Included in the $482,964 of stock options expense for the three months ending March 31, 2023, is Forza’s stock-based compensation expense of $341,163.

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,283,571	$4.14	8.95	$2,256,233
Granted	—	—	—	—
Exercised	—	—	—
Expired	(44,394)	(5.40)	—	(101,960)
Forfeited/canceled	—	—	—	—
Outstanding, March 31, 2023	1,239,177	$4.09	8.72	$2,154,274

Exercisable options, March 31, 2023	679,279	$4.48	8.57

At March 31, 2023, 570,292 Twin Vee options are unvested and expected to vest over the next four years.

Forza

Common Stock Warrants

As of March 31, 2023, Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the three months ended March 31, 2023.

Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of March 31, 2023, there were 568,750 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the three months ended March 31, 2023 and 2022, Forza recorded $341,163 and $0, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying condensed consolidated statement of operations.

Stock Options

Under Forza’s 2022 Stock Incentive Plan (the “Forza Plan”), Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Forza Plan, the contractual life of the option grants may not exceed ten years.

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	10.00	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(36,944)	1.33	9.74	—
Outstanding, March 31, 2023	1,404,556	$3.46	9.51	$4,009,913

Exercisable options, March 31, 2023	240,583	$4.21	9.44

13. Customer and Supplier Concentration

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended March 31, 2023, two individual dealers had sales of over 10% of our total sales, and each customer represented 33% and 11% of total sales. During the three months ended March 31, 2022, three individual customers had sales of over 10% of our total sales, and combined these three customers represented 62% of total sales.

During the three months ended March 31, 2023, we purchased substantial portions of materials from three third-party vendors (51%). As of March 31, 2023, the amount due to the vendors was $1,674,884. During the three months ended March 31, 2022, we purchased substantial portions of materials from two third-party vendors (45%). At March 31, 2022, the amount due to the vendors was $1,051,772.

14. Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company reported its financial performance based on the following segments: Gas-powered Boats, Franchise and Electric Boats.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for business segments are generally based on the sale of boats and the sale of franchises. Income (loss) from operations for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expenses. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table shows information by reportable segments for the three months ended March 31, 2023 and 2022:

For the three months ended March 31, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,877,215	$—	$—	$8,877,215
Cost of products sold	5,605,444	—	49,941	5,655,385
Operating expense	3,510,423	1,121	2,079,809	5,591,353
Loss from operations	(238,652)	(1,121)	(2,129,750)	(2,369,523)
Other income (expense)	420,501	(4,062)	124,619	541,058
Net loss	$181,849	$(5,183)	$(2,005,131)	$(1,828,465)

For the three months ended March 31, 2022

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$5,887,032	$(1,032)	$—	$5,886,000
Cost of products sold	3,439,541	1,027	11,078	3,451,646
Operating expense	2,953,616	26,255	502,636	3,482,507
Loss from operations	(506,125)	(28,314)	(513,714)	(1,048,153)
Other expenses	(120,353)	(22,234)	(577)	(143,164)
Net loss	$(626,478)	$(50,548)	$(514,291)	$(1,191,317)

Property and equipment, net classified by business were as follows:

	March 31,	December 31,
	2023	2022
Gas-Powered Boats	$5,132,365	$4,694,607
Franchise	$—	$—
Electric-Boats	$1,021,674	$765,406

15. Subsequent Events

The Company has evaluated all event or transactions that occurred after March 31, 2023 through May 15, 2023, which is the date that the condensed consolidated financial statements were available to be issued. During this period, the only material subsequent events requiring recognition or disclosure are provided below.

On May 5, 2023, the Company and AquaSport Co. entered into an agreement with Ebbtide Corporation, a Tennessee corporation (“Ebbtide”), dated May 5, 2023 (the “Agreement”), providing the Company with the right to lease the AQUASPORT™ boat brand inclusive of its shuttered manufacturing facility. The potential asset purchase includes AquaSport’s trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, and related tooling, molds, and equipment to build five AquaSport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

Under the Agreement, the Company has the right to purchase the AquaSport Assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000 security deposit paid by the Company and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. will lease the AquaSport Assets from Ebbtide under the Agreement at a monthly rent of $22,000 pending the Company’s acquisition of the AquaSport Assets. The lease is for a term of five years, commencing June 1, 2023, with one option to renew the lease for an additional five years. In the event AquaSport Co. commits three payment Events of Default (as defined in the Agreement) within any consecutive two-year period or commits any other material Event of Default that is not cured timely and remains uncured, Ebbtide may terminate the Company’s rights under the Agreement to acquire the AquaSport Assets. In addition, Ebbtide has the right to terminate the Agreement if an Event of Default occurs.

AquaSport’s obligations under the Agreement have been guaranteed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats under the Twin Vee name; (ii) our electric-powered boat segment which is developing fully electric boats, through our majority owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

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

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, Forza, is designing and developing a line of electric-powered catamaran boats ranging in size from 18-feet to 28-feet. Forza’s initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary single electric outboard motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, we have completed the design of the 25-foot FX1 dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year. On October the 28th, 2022, the running surface of the boat and all major components were tested successfully for several hours on the Indian River Lagoon in Fort Pierce, Florida. While the motor and control systems have been successfully trialed previously, this was the first voyage that included all major components, production batteries, fully functioning “alpha” engine design, control system – including 22” Garmin screen, and Osmosis telematics unit. The performance of the boat exceeded all expectations and will provide a great baseline for improvements, iterations, and design enhancements. We anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza will continue to build prototype engines and boats for the next six to nine months.

The first three months of 2023, we continued to experience strong sales for our products. Our company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We are now also adding a monohull line, we started shipping our first model of the monohull, the 22 foot, in February of 2023. We have increased our sales by 51% for the first quarter of 2023, compared to 2022, shipping 54 boats compared to 40 in 2022. While net sales growth has been significant, the investments we are making also increases our labor, operating, sales and general administration costs. Our manufacturing process is labor intensive, and with the addition of new models to our production line we have added staff and expanded our training program.

While our sales have continued to increase, we are monitoring the overall market carefully, the addition of the monohull boat accounted for 17% of our total sales in the first quarter or 18% of our increase in sales. We anticipate that sales of the monohull will continue to increase,

As we move forward, we anticipate our operating income to be moderate toward breakeven for our core gas-powered boat segment, however, our electric boat division will continue to incur losses as we continue to develop our fully integrated electric boats, which includes research and development efforts.

Recent Developments

On April 20, 2023 we incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with our plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee. On May 5, 2023, we and AquaSport Co. entered into an agreement with Ebbtide Corporation (“Ebbtide”) providing us with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

Under the agreement, we have the right to purchase the AquaSport assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000 security deposit paid by us and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. will lease the AquaSport assets from Ebbtide under the agreement at a monthly rent of $22,000 pending our acquisition of the AquaSport assets. The lease is for a term of five years, commencing June 1, 2023, with one option to renew the lease for an additional five years.

 Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three months ended
	March 31,
	2023	2022	Change	% Change
Net sales	$8,877,215	$5,886,000	$2,991,215	51%
Cost of products sold	$5,655,385	$3,451,646	$2,203,739	64%
Gross profit	$3,221,830	$2,434,354	$787,476	32%
Operating expenses	$5,591,353	$3,482,507	$2,108,846	61%
Loss from operations	$(2,369,523)	$(1,048,153)	$(1,321,370)	126%
Other (expense) income	$(541,058)	$143,164	$(684,222)	(478%)
Net loss	$(1,828,465)	$(1,191,317)	$(637,148)	53%
Basic and dilutive loss per share of common stock	$(0.19)	$(0.17)	$(0.02)	13%
Weighted average number of shares of common stock outstanding	9,520,000	7,000,000

Net Sales and Cost Sales

Our net sales increased $2,991,215, or 51% to $8,877,215 for the three months ended March 31, 2023 from $5,886,000 for the three months ended March 31, 2022. This increase was due to an increase in the number of boats sold during the three months ended March 31, 2023. The number of our boats sold during the three months ended March 31, 2023 increased 35% over the three months ended March 31, 2022, due to our increased production plan, enabling us to produce more boats during the quarter. Additionally, we have increased our sale prices and reduced discounts and rebates, to help offset the increases in operating expenses. We are experiencing a shift in our model mix, moving from catamarans to monohull boats. We believe that our sales levels will remain consistent until the new facility in Tennessee is operational, then we would anticipate increased revenues. The monohull boats have slim margins, as we get more experienced with this model we will work to take costs out and improve the overall margins.

Gross Profit

Gross profits increased by $787,476, or 32% to $3,221,830 for the three months ended March 31, 2023 from $2,434,354 for the three months ended March 31, 2022. Gross profit as a percentage of sales, for the three months ended March 31, 2023 and 2022 as 36% and 41% respectively, this improvement is driven by improved efficiencies.

Total Operating Expenses

Our total operating expenses for the three months ended March 31, 2023 and 2022 were $5,591,353 and $3,482,507 respectively. Operating expenses as a percentage of sales were 63% compared to 59% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended March 31, 2023 and 2022 were $3,510,423 and $2,953,616 respectively. Our gas-powered segment, operating expenses as a percentage of sales were 40% compared to 50% in the prior year, showing a 10% improvement quarter over quarter. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended March 31, 2023 and 2022 were $2,079,809 and $502,636, respectively.

Selling, general and administrative expenses increased by approximately 50%, or $340,369 to $1,022,690 for the three months ended March 31, 2023, compared to $682,321 for the three months ended March 31, 2022. A significant portion of this increase, $67,317 was due to increased costs in liability and workman’s compensation insurance. These insurance charges increase based on your employment level and sales revenue, both of which have increased significantly quarter over quarter. Another $78,891 was due to Forza now carrying cost of being publicly traded. Our sales and marketing expenses for the quarter increased $110,112, this is due to the promotion of our products. We recently added dealers to our dealer network and provided them with signage for show displays, additionally we attended an increased number of boat shows. Our travel expenses increased approximately $81,472 primarily due to Forza’s remote workforce being required to travel for development and testing. Hiring expenses increased $44,750 primarily due to Forza’s utilization of a recruiting firm to hire specialized engineers. Lastly our dues and subscriptions increased $48,439, we are in the process of implementing a new ERP system that requires a monthly subscription fees.

Salaries and wages related expenses increased by approximately 49%, or $1,096,212 to $3,350,022 for the three months ended March 31, 2023, compared to $2,253,810 for the three months ended March 31, 2022. Of the increase, salaries and wages accounted for of $612,360, due to ramping up production, which required increasing our production staff, we have also added two lean employees and two sales and marketing individuals, as well as the staffing of our Forza segment, which account for $199,078 of the increase. Included in salaries and wage related expenses for the three months ended March 31, 2023 was stock based compensation expense of $482,964, which was an increase of $258,082 compared to the three months ended March 31, 2022. Forza now has a board of director and the fees associated with the board were $25,875 for the three months ended March 31, compared to $0, for the three months ended March 31, 2022. We have added a full package of benefits for our employees, in order to retain our quality employees, which resulted in an increase of $47,594. The remaining increase in salaries and wages during the three months ended March 31, 2023 is associated with taxes.

Research and development expenses increased by $481,103, or 217% to $702,648 for the three months ended March 31, 2023, from $221,545 for the three months ended March 31, 2022. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees increased by 22%, or $52,978 to $297,717 for the three months ended March 31, 2023, compared to $244,739 for the three months ended 2022. This increase was also due to the additional costs we incurred associated with Forza being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 173%, or $138,184 to $218,276 for the three months ended March 31, 2023, compared to $80,092 for the three months ended 2022. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other income increased by 478%, or $684,222 to $541,058 for the three months ended March 31, 2023, compared to an expense of $143,164 for the three months ended, 2022. We received $329,573 of government grant income, due to the Employee Retention Credit. Our dividend income increased by $233,912. During the three months ended March 31, 2023 we had $8,034 of unrealized gains on marketable securities, compared to a loss of $85,538, in the three months ended March 31, 2022.

Net Loss

Net loss for the three months ended March 31, 202 was $1,828,465, compared to $1,191,317 for the three months ended March 31, 2022, and increase of $637,148 or 53%. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $2,005,132, for the three months ended March 31, 2023, related to research and development. Our gas-powered segment had income of $181,849 for the three months ended March 31, 2023. Basic and dilutive loss per share of common stock for the three months ended March 31, 2023 was ($0.19) compared to ($0.17) for the three months ended March 31, 2022.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2022 and through March 31, 2023 was net cash received from our secondary offering, as well as Forza’s initial public offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff and increasing inventory levels to meet the increase in demand for our products. With uncertainty on component availability, prolonged lead time and rising prices, we have been adding to our inventory far earlier than in previous years.

The following table provides selected financial data about us as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022	Change	% Change
Cash, cash equivalents and restricted cash	$21,022,515	$23,501,007	$(2,478,492)	(10.5%)
Marketable securities	$2,434,551	$2,927,518	$(492,967)	(16.8%)
Current assets	$28,555,019	$29,887,529	$(1,332,510)	(4.5%)
Current liabilities	$3,854,142	$3,791,063	$63,079	1.7%
Working capital	$24,700,877	$26,096,466	$(1,395,589)	(5.3%)

As of March 31, 2023, we had $23,457,066 of cash, cash equivalents, restricted cash and marketable securities, total current assets of $28,555,019, and total assets of $36,895,728. Our total liabilities were $5,220,340. Our total liabilities were comprised of current liabilities of $3,854,142 which included accounts payable and accrued liabilities of $3,345,337, current portion of operating leases right of use liability of $486,174, finance leases liability of $16,831, contract liability of $5,800 and long-term liabilities of $1,366,198. As of December 31, 2022, we had $26,428,525 of cash, cash equivalents and marketable securities, total current assets of $29,887,529 and total assets of $38,231,480. Our total current liabilities were $3,791,063 and total liabilities of $5,210,591 which included long-term operating leases liabilities for the lease of our facility.

The accumulated deficit was $8,321,580 as of March 31, 2023 compared to accumulated deficit of $7,154,808 as of December 31, 2022.

Our working capital decreased by $1,395,589 to $24,700,877 as of March 31, 2023, compared to $26,096,466 on December 31, 2022.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We do anticipate Forza’s expenses to increase during the next two years as it constructs its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s initial public offering, and certain grant funding, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

Cash Flow

	Three months ended
	March 31,
	2023	2022	Change	% Change
Cash used in operating activities	$(2,232,650)	$(1,149,673)	$(1,082,977)	(94%)
Cash used in investing activities	$(243,007)	$(647,855)	$(404,848)	(62%)
Cash used in financing activities	$(2,835)	$(116,394)	$113,559	(98%)
Cash at end of period	$21,022,515	$5,061,380	$15,961,135	315%

Cash Flow from Operating Activities

For the three months ended March 31, 2023, net cash flows used in operating activities was $2,232,650 compared to $1,149,673 during the three months ended March 31, 2022. We have increased inventory levels by $788,455, due to supply chain delays that continue to impact lead time and parts availability, this is further emphasized by our production ramp up, and added models. Accounts payable increased $650,441. Our accrued liabilities decreased $611,553 and prepaid expenses decreased $263,842. Our net loss from operation was $1,828,465, was decreased by non-cash expenses of $811,412, primarily due to stock-based compensation of $482,964, change of right-of-use asset and leases liabilities of $118,206, net change in fair value of marketable securities of $8,034 and depreciation of $218,276.

Cash Flow from Investing Activities

During the three months ended March 31, 2023, we used $243,007 in investment activities, compared to $647,855 used during the three months ended March 31, 2022. We invested $744,008 in the purchase of property and equipment, primarily for new model boat molds of approximately $402,184, leasehold improvements of approximately $114,532, new production equipment of approximately $141,933, new website of approximately $59,63 and new computers, software and furniture of approximately $2,6296. We had proceeds from the sale of investments of approximately $501,001.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $2,835 compared to net cash used in financing activities of $116,394 for the three months ended March 31, 2022. The cash flow from financing activities for the three months ended March 31, 2023 included payment of finance leases obligation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Controller and a Staff Accountant; we have selected and are working on implementing a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2023, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we hired replacement staff in our finance department and are developing and refining our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, ”Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

 We have incurred losses for the quarter ended March 31, 2023 and the year ended December 31, 2022 and could continue to incur losses in the future.

For the year ended December 31, 2022, we incurred a loss from operations of $6,021,707 and a net loss of $5,793,414. As of March 31, 2023, we had an accumulated deficit of approximately $8.3 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

Our gas-powered products are often financed by our dealers and retail powerboat consumers, we envision this continuing as we expand our operations and grow our network of distributors. This may not occur if interest rates meaningfully rise because higher rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of powerboat purchases for consumers. Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, inflation and increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our gas-powered boats, as they increase the cost of ownership and operation and the prices at which we sell the boats. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational powerboating purchases.

The capacity of the manufacturing facility that we and Forza utilize will not be sufficient to support our future growth and business plans.

We are currently operating close to full capacity at our current manufacturing facility in Fort Pierce. Forza plans to manufacture its electric boats at a new state of the art carbon neutral factory that it plans to build in McDowell County, North Carolina. Until we are able to expand our manufacturing capacity and Forza is able to build the planned manufacturing facility, we will continue to share our current manufacturing facility with Forza, which has a limited capacity and may not be able to satisfy our and their manufacturing needs. Any facility that we build will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. As a result of limited capacity at our facility, Forza’s ability to produce any boats will be limited to the available capacity of our facility until Forza’s future manufacturing facility is operational. If capacity is not available, Forza will not be able to produce its electric boats as planned.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended March 31, 2023, our top dealers accounted for approximately 34% of our consolidated revenues. During the three months ended March 31, 2023, two individual dealer had sales of over 10% of our total sales, that dealer represented 45% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the three months ended March 31, 2023, two individual dealers had sales of over 10% of our total sales, and those dealers represented 48% of total sales. During the three months ended March 31, 2022, three dealers represented 62% of our sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Forza’s planned fully electric sport boat has not yet been developed, and even if developed, interest in it may not develop.

Forza has not completed the design and engineering of the FX1 sport boat. There can be no assurance that Forza will be able to complete development of the FX1 when anticipated, if at all, that we will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore Forza’s anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that Forza would be able to maintain that market.

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

We are in the process of hiring additional staff and providing them with the required training, we continue to engage outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to spend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

At the time of the initial public offering, the primary use of the net proceeds was as follows: (i) approximately $1,500,000 for production and marketing of our larger fully equipped boats; (ii) approximately $2,500,000 for the design, development, testing, manufacturing and marketing of our new line of electric boats; (iii) approximately $6,000,000 for the design, development, testing, manufacturing and marketing of our fully electric propulsion system; (iv) approximately $3,500,000 for acquisition of waterfront property and development of the Electra Power Sports- EV Innovation & Testing Center, in Fort Pierce, Florida to build, design and manufacture our electric propulsion systems; and (v) the balance for working capital.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Commercial Lease Agreement (with Option to Purchase), dated May 5, 2023, by and between, AquaSport Co., Ebbtide Corporation and Twin Vee PowerCats Co. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2023 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: May 15, 2023	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

