Form 10-Q
period 2023-06-30
Twin Vee PowerCats, Co.
filed 2023-08-14
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current Assets
Cash, cash equivalents and restricted cash	$26,337,127	$23,501,007
Accounts receivable	570,133	14,167
Marketable securities	999,609	1,481,606
Inventories	5,576,480	4,008,332
Prepaid expenses and other current assets	454,751	882,417
Total current assets	33,938,100	29,887,529

Marketable securities - non current	947,788	1,445,912
Property and equipment, net	9,556,167	5,535,902
Operating lease right of use asset	1,092,908	1,329,620
Security deposit	47,517	32,517
Total Assets	$45,582,480	$38,231,480

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,465,400	$2,065,680
Accrued liabilities	1,192,490	1,240,769
Contract liability	182,335	5,300
Finance leases liability	178,687	—
Operating lease right of use liability	493,056	479,314
Total current liabilities	4,511,968	3,791,063

Economic Injury Disaster Loan	499,900	499,900
Finance leases liability	2,712,885	—
Operating lease liability - noncurrent	667,169	919,628
Total Liabilities	8,391,922	5,210,591

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding	9,520	9,520
Additional paid-in capital	36,918,233	35,581,022
Accumulated deficit	(9,656,223)	(7,154,808)
Equity attributed to stockholders of Twin Vee PowerCats Co.	27,271,530	28,435,734
Equity attributable to noncontrolling interests	9,919,028	4,585,155
Total stockholders’ equity	37,190,558	33,020,889

Total liabilities and stockholders’ equity	$45,582,480	$38,231,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$8,124,632	$8,519,613	$17,001,847	$14,405,613
Cost of products sold	5,864,170	5,072,401	11,519,555	8,524,047
Gross profit	2,260,462	3,447,212	5,482,292	5,881,566

Operating expenses:
Selling, general and administrative	914,430	637,744	1,937,120	1,320,065
Salaries and wages	3,426,919	2,793,281	6,776,941	5,047,091
Professional fees	417,305	193,542	715,022	438,281
Depreciation	284,562	119,817	502,838	199,909
Research and development	261,473	174,807	964,121	396,352
Total operating expenses	5,304,689	3,919,191	10,896,042	7,401,698

Loss from operations	(3,044,227)	(471,979)	(5,413,750)	(1,520,132)

Other income (expense):
Dividend income	252,889	—	487,399	—
Other income	8,654	2,632	7,103	3,230
Interest expense	(70,127)	(43,716)	(122,065)	(83,556)
Interest income	16,543	32,901	38,973	32,925
Loss on disposal of assets	—	(31,582)	—	(49,990)
Net change in fair value of marketable securities	(4,957)	(27,038)	3,077	(112,576)
Employee retention credit income	937,482	—	1,267,055	—
Total other income (expenses)	1,140,484	(66,803)	1,681,542	(209,967)

Loss before income tax	(1,903,743)	(538,782)	(3,732,208)	(1,730,099)
Income taxes provision	—	—	—	—
Net loss	(1,903,743)	(538,782)	(3,732,208)	(1,730,099)
Less: Net loss attributable to noncontrolling interests	(569,100)	—	(1,230,793)	—
Net loss attributed to stockholders of Twin Vee PowerCats Co.	$(1,334,643)	$(538,782)	$(2,501,415)	$(1,730,099)

Basic and dilutive loss per share of common stock	$(0.14)	$(0.08)	$(0.26)	$(0.25)
Weighted average number of shares of common stock outstanding	9,520,000	7,000,000	9,520,000	7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three and six months ended June 30, 2022

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	—	$16,699,700

Stock-based compensation	—	—	—	—	224,832	—		224,832
Net loss	—	—	—	—	—	(1,191,317)	—	(1,191,317)
Balance at March 31, 2022	—	$—	7,000,000	$7,000	$18,935,088	$(3,208,873)	—	$15,733,215

Stock-based compensation	—	—	—	—	301,891	—		301,891
Net loss	—	—	—	—	—	(538,782)	—	(538,782)
Balance at June 30, 2022	—	$—	7,000,000	$7,000	$19,236,979	$(3,747,655)	—	$15,496,324

For the three and six months ended June 30, 2023

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2022	—	$—	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Stock-based compensation	—	—	—	—	482,964	—	—	482,964
Net loss	—	—	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance at March 31, 2023	—	$—	9,520,000	$9,520	$36,063,986	$(8,321,580)	$3,923,462	$31,675,388

Forza share issuance	—	—	—	—	364,886	—	6,564,666	6,929,552
Stock-based compensation	—	—	—	—	489,361	—	—	489,361
Net loss	—	—	—	—	—	(1,334,643)	(569,100)	(1,903,743)
Balance at June 30, 2023	—	$—	9,520,000	$9,520	$36,918,233	$(9,656,223)	$9,919,028	$37,190,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(3,732,208)	$(1,730,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	972,325	526,723
Depreciation and amortization	502,840	199,909
Loss on disposal of asset	—	49,990
Change of right-of-use asset and lease liabilities	236,712	189,647
Net change in fair value of marketable securities	(3,077)	112,576
Changes in operating assets and liabilities:
Accounts receivable	(555,966)	5,137
Inventories	(1,568,148)	(2,569,780)
Prepaid expenses and other current assets	427,666	395,553
Accounts payable	399,720	1,061,573
Accrued liabilities	(48,279)	226,537
Operating lease liabilities	(238,717)	(182,038)
Contract liabilities	177,035	518,027
Net cash used in operating activities	(3,430,097)	(1,196,251)

Cash Flows From Investing Activities
Security deposit	(15,000)	—
Net sales of investment in trading marketable securities	983,198	2,002,591
Proceeds from sale of property and equipment	—	80,000
Purchase of property and equipment	(1,623,867)	(1,809,486)
Net cash (used in) provided by investing activities	(655,669)	273,105

Cash Flows From Financing Activities
Forza net proceeds from issuance of common stock	6,996,015	—
Forza deferred offering cost	(66,463)	(141,629)
Finance lease liabilities	(7,666)	—
Net cash provided by (used in) financing activities	6,921,886	(141,629)

Net change in cash, cash equivalents and restricted cash	2,836,120	(1,064,775)
Cash, cash equivalents and restricted cash at beginning of period	23,501,007	6,975,302
Cash, cash equivalents and restricted cash at end of period	$26,337,127	$5,910,527

Supplemental Cash Flow Information
Cash paid for interest	$110,395	$73,471

Non Cash Investing and Financing Activities
Finance leases	$2,899,238	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly-owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2022 and the six months ended June 30, 2023, however the Company anticipates focusing resources on this entity by the end of 2023.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed the name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, that it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary).

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee.

Merger

On December 5, 2022, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2022 (the “Merger Agreement”), by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc., a Florida corporation (“TVPC”), TVPC was merged with and into the Company (the “Merger”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries AquaSport Co., and Fix My Boat, Inc., (“Fix My Boat”) and majority owned subsidiary, Forza X1, Inc. (“Forza X1” “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 is not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2023 and December 31, 2022, the Company had customer deposits of $182,335 and $5,300, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2023 and December 31, 2022, the Company had $24,926,490 and $22,666,301, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On June 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash of $26,337,127 and $23,501,007, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $200,000, which is being held by a third party bank as collateral.

Marketable Securities

The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

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

Advertising

Advertising and marketing costs are expensed as incurred. During the six months ended June 30, 2023 and 2022, advertising costs incurred by the Company totaled $241,702 and $18,754, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the six months ended June 30, 2023 and 2022, research and development costs amounted to $964,121 and $396,352, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the six months ended June 30, 2023, and 2022, shipping and handling costs amounted to $395,767 and $54,081, respectively. These costs have increased by $341,686, due to adding dealers in the New England stated and Michigan, compared to the prior year, when all of the boats were shipped to the states in the southeast portion of the United States.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the six months ended June 30, 2023, the Company purchased all engines for its boats under supplier agreements with two vendors. During the six months ended June 30, 2022, the Company purchased all engines for its boats under supplier agreements with one vendor. For the six months ended June 30, 2023 and 2022, total purchases to these vendors were $3,562,550 and $2,702,733, respectively.

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

Pursuant to the employee retention credit, eligible employers could receive a 50% - 70% credit on qualified wages against their employment taxes each quarter during the eligible period in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the six months ended June 30, 2023, the Company recognized income related to the employee retention credit of $1,267,055 upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act. The employee retention credit was recorded in the condensed consolidated statement of operations for the six months ended June 30, 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU was adopted by the Company for reporting periods beginning after December 15, 2022.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$1,451,161	$—	$1,451,161	$—
Certificates of Deposits	496,235	—	496,235	—
Total marketable securities	$1,947,396	$—	$1,947,396	$—

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Pricesin Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$2,436,333	$—	$2,436,333	$—
Certificates of Deposits	491,185	—	491,185	—
Total marketable securities	$2,927,518	$—	$2,927,518	$—

The Company’s investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

At June 30, 2023 and December 31, 2022 inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw Materials	$4,685,317	$3,406,371
Inventory in transit	694,413	222,607
Work in Process	155,253	246,734
Finished Product	41,497	132,620
Total Inventory	$5,576,480	$4,008,332

4. Property and Equipment

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Machinery and equipment	$2,315,568	$1,977,482
Furniture and fixtures	22,487	20,335
Land	1,000,000	—
Leasehold improvements	1,140,224	950,132
Software and website development	90,396	148,693
Computer hardware and software	277,217	123,088
Boat molds	4,356,966	2,277,664
Vehicles	143,360	94,534
Electric prototypes and tooling	142,526	142,526
Assets under construction	1,628,654	859,839
	11,117,398	6,594,293
Less accumulated depreciation and amortization	(1,561,231)	(1,058,391)
	$9,556,167	$5,535,902

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2023 and 2022 are $284,562 and $119,817, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 2023 and 2022 are $502,840 and $199,909, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used used the U.S. Treasury rate of 0.36% at June 30, 2023 and December 31, 2022.

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

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C. Visconti, the CEO of the Company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $30,000 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term.

At June 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2023	2022
Operating lease ROU asset	$973,872	$1,167,551

	June 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$403,707	$393,069
Non-current portion	644,097	851,096
Total	$1,047,804	$1,244,165

At June 30, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2023 (excluding the six months ended June 30, 2023)	$198,450
2024	416,745
2025	437,582
Total lease payment	1,052,777
Less imputed interest	(4,973)
Total	$1,047,804

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2023
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	2.42

6. Leases

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 4% at December 31, 2022.

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

At June 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2023	2022
Operating lease ROU asset	$119,036	$162,069

	June 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$89,349	$86,245
Non-current portion	23,072	68,532
Total	$112,421	$154,777

At June 30, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

2023 (excluding the six months ended June 30, 2023)	$45,777
2024	69,680
Total lease payment	$115,456
Less imputed interest	3,035
Total	112,421

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.33

Six Months Ended June 30, 2023
Operating lease cost	$45,100
Total lease cost	$45,100

7. Finance Leases

Vehicle and Equipment Lease

The Company has finance leases for a vehicle and a forklift. The Company entered into the forklift lease in January of 2023, with an asset value of $43,579, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 7.5% interest rate. The Company entered into the vehicle lease in February of 2023, with an asset value of $48,826, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 3% interest rate.

AquaSport lease

On April 20, 2023 Twin Vee incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with its plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee. On May 5, 2023, Twin Vee and AquaSport Co. entered into an agreement with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

Under the Agreement, the Company has the right to purchase the AquaSport Assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000 security deposit paid by the Company and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. will lease the AquaSport Assets from Ebbtide under the Agreement at a monthly rent of $22,000 with the option to acquire the AquaSport Assets. The lease is for a term of five years, commencing June 1, 2023 at a 2.93% interest rate, with one option to renew the lease for an additional five years. In the event AquaSport Co. commits three payment Events of Default (as defined in the Agreement) within any consecutive two-year period or commits any other material Event of Default that is not cured timely and remains uncured, Ebbtide may terminate AquaSport’s rights under the Agreement to acquire the AquaSport Assets. In addition, Ebbtide has the right to terminate the Agreement if an Event of Default occurs. AquaSport’s obligations under the Agreement have been guaranteed by the Company.

Finance leases on AquaSport lease are recorded in property and equipment, net on the balance sheet.

	June 30,	December 31,
	2023	2022
Land	$1,000,000	$—
Building	100,000	—
Equipment	2,135,132	—

At June 30, 2023 and December 31, 2022, supplemental balance sheet information related to finance leases were as follows:

	June 30,	December 31,
	2023	2022
Finance lease liabilities:
Current portion	$178,687	$—
Non-current portion	2,712,885	—
Total	$2,891,572	$—

At June 30, 2023, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2023	$120,475
2024	284,950
2025	284,950
2026	284,950
2027	284,950
Thereafter	1,982,874
Total lease payment	3,243,149
Less imputed interest	(351,577)
Total	$2,891,572

The following summarizes other supplemental information about the Company’s finance lease:

June 30,
2023
Weighted average discount rate	3.07%
Weighted average remaining lease term (years)	4.91

8. Accrued Liabilities

At June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued wages and benefits	$511,067	$333,976
Accrued interest	37,821	47,607
Accrued bonus	241,650	20,000
Accrued rebates	—	15,000
Accrued professional fees	40,813	89,500
Accrued operating expense	168,910	64,601
Accrued inventory	—	577,712
Accrued commission	57,805	—
Warranty reserve	134,424	92,373
Total accrued liabilities	$1,192,490	$1,240,769

9. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900. The loan is in response to the COVID-19 pandemic. The loan is a 30-year loan with an interest rate of 3.75%, interest only monthly payments of $2,437 to begin October 22, 2022, under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan has an initial deferment period wherein no payments are due for thirty months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

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

Year ended December 31,
2023	$—
2024	—
2025	—
2026	—
2027 and thereafter	499,900
Total	$499,900

10. Related Party Transactions

As discussed in note 5, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

During the six months ended June 30, 2023, and 2022, the Company recorded management fees of $0 and $27,000, respectively, paid to its shareholder parent company.

During the six months ended June 30, 2023 and 2022, Twin Vee received a monthly fee of $6,800 and $5,850, respectively, to provide management services and facility utilization to Forza. This income for Twin Vee, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $10,215,000 or 54 units, and $10,693,000 or 67 units, as of June 30, 2023, and December 31, 2022, respectively. The Company incurred no impact from repurchase events during the six months ended June 30, 2023 and year ended December 31, 2022.

Short-term lease

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expenses as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the six months ended June 30, 2023 and 2022, the lease expense was $11,000 and $0, respectively.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of June 30, 2023, the Company had $200,000 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

12. Stockholders’ Equity

Twin Vee

Common Stock Warrants

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

As of June 30, 2023, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. There was no warrant activity during the six months ended June 30, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2023. As of June 30, 2023, there were 75,823 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended June 30, 2023 and 2022, the Company recorded $489,361 and $301,891, respectively, of stock-based compensation expense. For the six months ended June 30, 2023 and 2022, the Company recorded $972,325 and $526,723, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations. Included in the $972,325 of stock options expense for the six months ending June 30, 2023, is Forza’s stock-based compensation expense of $682,980.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the six months ended June 30, 2023 and 2022:

Six months ended
June 30,
	2023	2022
Expected term	5 years	4.94 - 5 years
Expected average volatility	49 - 51%	49 - 55%
Expected dividend yield	—	—
Risk-free interest rate	1.50 –4.45%	0.72 - 1.00%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,283,571	$4.14	8.95	2,256,233
Granted	—	—	—	—
Exercised	—	—	—
Expired	(44,394)	(5.40)	—	(101,960)
Forfeited/canceled	—	—	—	—
Outstanding, June 30, 2023	1,239,177	$4.09	8.47	2,154,274

Exercisable options, June 30, 2023	753,175	$4.43	8.34

At June 30, 2023, 486,002 Twin Vee options are unvested and expected to vest over the next four years.

Forza

Common Stock Warrants

Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. Forza also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with Forza’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the six months ended June 30, 2023.

 Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of June 30, 2023, there were 568,750 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the three months ended June 30, 2023 and 2022, Forza recorded $341,817 and $0, respectively, of stock-based compensation expense. For the six months ended June 30, 2023 and 2022, Forza recorded $682,980 and $0, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the six months ended June 30, 2023:

Year ended
June 30,
2023
Expected term	5 years
Expected average volatility	111 - 115%
Expected dividend yield	—
Risk-free interest rate	2.98 - 3.62%

The expected volatility of the option is determined using historical volatilities based on historical stock price of comparable boat manufacturing companies. Forza estimated the expected life of the options granted based upon historical weighted average of comparable boat manufacturing companies. The risk-free interest rate is determined using the U.S. Department of the Treasury yield curve rates with a remaining term equal to the expected life of the option. Forza has never paid a dividend, and as such the dividend yield is 0.0%.

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	0.07	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(36,944)	1.33	9.74	—
Outstanding, June 30, 2023	1,404,556	$3.46	9.27	$4,009,913

Exercisable options, June 30, 2023	360,125	$3.98	9.22

13. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the six months ended June 30, 2023, one individual dealer had sales of over 10% of the Company’s total sales, that dealer represented 20% of total sales. During the six months ended June 30, 2022, three individual dealers had sales of over 10% of the Company’s total sales, and combined these three dealers represented 46% of total sales.

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

The following table shows information by reportable segments for the three and six months ended June 30, 2023 and 2022:

For the three months ended June 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,124,632	$—	$—	$8,124,632
Cost of products sold	5,823,374	—	40,796	5,864,170
Operating expense	3,725,689	278	1,578,722	5,304,689
Loss from operations	(1,424,431)	(278)	(1,619,518)	(3,044,227)
Other income (expense)	1,008,741	(4,122)	135,865	1,140,484
Net loss	$(415,690)	$(4,400)	$(1,483,653)	$(1,903,743)

For the three months ended June 30, 2022

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,519,613	$—	$—	$8,519,613
Cost of products sold	5,059,389	—	13,012	5,072,401
Operating expense	3,356,381	7,723	555,087	3,919,191
Income (loss) from operations	103,843	(7,723)	(568,099)	(471,979)
Other expense	(31,089)	(3,882)	(31,832)	(66,803)
Net income (loss)	$72,754	$(11,605)	$(599,931)	$(538,782)

For the six months ended June 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$17,001,847	$—	$—	$17,001,847
Cost of products sold	11,428,818	—	90,737	11,519,555
Operating expense	7,236,112	1,399	3,658,531	10,896,042
Loss from operations	(1,663,083)	(1,399)	(3,749,268)	(5,413,750)
Other income (expense)	1,429,242	(8,184)	260,484	1,681,542
Net loss	$(233,841)	$(9,583)	$(3,488,784)	$(3,732,208)

For the six months ended June 30, 2022

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$14,406,645	$(1,032)	$—	$14,405,613
Cost of products sold	8,498,930	1,027	24,090	8,524,047
Operating expense	6,309,997	33,978	1,057,723	7,401,698
Loss from operations	(402,282)	(36,037)	(1,081,813)	(1,520,132)
Other expense	(151,442)	(26,116)	(32,409)	(209,967)
Net loss	$(553,724)	$(62,153)	$(1,114,222)	$(1,730,099)

Property and equipment, net classified by business were as follows:

	June 30,	December 31,
	2023	2022
Gas-Powered Boats	$8,558,194	$4,770,496
Franchise	$—	$—
Electric-Boats	$997,973	$765,406

15. Subsequent Events

The Company has evaluated all event or transactions that occurred after June 30, 2023 through August 13, 2023, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

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

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 13 gas-powered models in production ranging in size from our 20-foot mono hull, single engine, center console to our newly designed 40-foot offshore 400 GFX catamaran, quad engines. While our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat, our new mono hull line represents the largest portion of the overall market.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats under the Twin Vee and AquaSport names; (ii) our electric-powered boat segment which is developing fully electric boats, through our majority owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 23 independent boat dealers in 37 locations across North America and the Caribbean who resell our boats to the end user Twin Vee and AquaSport customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, Forza, is designing and developing a line of electric-powered boats. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, Forza X1 has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, Forza has also electrified a pontoon boat for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components. We are experimenting with our first 300 HP stacked motor design. We anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza will continue to build prototype engines and boats for the next six to nine months.

During the second quarter of 2023, we saw a small decrease in demand of our productions. Our company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We have now added our monohull line, shipping our first model of the monohull, the 22 foot, in February of 2023. We have increased our sales by 18% for the first six months of 2023, compared to 2022, shipping 129 boats compared to 96 in 2022, a 33% increase. The average selling price of our units did decrease by 13%, in the first six month of 2023 down to approximately $132,000. This is due to the inclusion of our monohull boats which have an average selling price of approximately $60,000 per unit.

We are monitoring the overall market carefully, the addition of the monohull boat accounted for 17% of our total sales in the first six months. We anticipate that sales of the monohull will continue to increase,

As we move forward, we anticipate our operating income to be breakeven for our core gas-powered boat segment, as we bring our new Tennessee facility on line, however, our electric boat division will continue to incur losses as we continue to develop our fully integrated electric boats, which includes research and development efforts.

Recent Developments

On April 20, 2023 we incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with our plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee. On May 5, 2023, we and AquaSport Co. entered into an agreement with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

Under the agreement, AquaSport Co. has the right to purchase the AquaSport assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000.00 security deposit paid by us and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. will lease the AquaSport assets from Ebbtide under the agreement at a monthly rent of $22,000 pending AquaSport Co.’s acquisition of the AquaSport assets. The lease is for a term of five years, commencing June 1, 2023, with one option to renew the lease for an additional five years.

 Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
Net sales	$8,124,632	$8,519,613	$(394,981)	(5%)
Cost of products sold	$5,864,170	$5,072,401	$791,769	16%
Gross profit	$2,260,462	$3,447,212	$(1,186,750)	(34%)
Operating expenses	$5,304,689	$3,919,191	$1,385,498	35%
Loss from Operations	$(3,044,227)	$(471,979)	$(2,572,248)	545%
Other income (expense)	$1,140,484	$(66,803)	$1,207,287	(1,807%)
Net loss	$(1,903,743)	$(538,782)	$(1,364,961)	253%
Net loss per common share: Basic and Diluted	$(0.14)	$(0.08)	$(0.06)	82%
Weighted average number of common shares outstanding: Basic and diluted	9,520,000	7,000,000

Net Sales and Cost Sales

Our net sales decreased $394,981, or 5% to $8,124,632 for the three months ended June 30, 2023 from $8,519,613 for the three months ended June 30, 2022. This decrease was due to an increase in the number of monohull boats sold and a decrease in the multi hull boats, with a much higher average price, during the three months ended June 30, 2023. The number of our boats sold during the three months ended June 30, 2023 increased 34% over the three months ended June 30, 2022. Additionally, we increased our discounts and rebates, to move the boats from the factory to retail customers.

Gross Profit

Gross profits decreased by $1,186,750 or 34% to $2,260,462 for the three months ended June 30, 2023 from $3,447,212 for the three months ended June 30, 2022. Gross profit as a percentage of sales, for the three months ended June 30, 2023 and 2022 as 28% and 40% respectively. The model mix has changed significantly in the second quarter, shifting from our traditional catamarans to our new 220 monohulls. This has put downward pressure on our gross profits for the quarter. The Company is just entering into the monohull market which is highly competitive. As the company moves forward the model mix between mono and catamarans will have an impact on our gross profit.

Total Operating Expenses

Our total operating expenses for the three months ended June 30, 2023 and 2022 were $5,304,689 and $3,919,191 respectively. Operating expenses as a percentage of sales were 65% compared to 46% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended June 30, 2023 and 2022 were $3,692,199 and $3,356,381 respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended June 30, 2023 and 2022 were $1,578,722 and $555,087, respectively.

Selling, general and administrative expenses increased by approximately 43%, or $276,686 to $914,430 for the three months ended June 30, 2023, compared to $637,744 for the three months ended June 30, 2022. Increased costs in liability and workman’s compensation insurance, were $30,682. These insurance charges increase based on employment level and sales revenue, both of which have increased significantly quarter over quarter. Another $89,029 was due to Forza now carrying cost of being publicly traded. Our sales and marketing expenses for the quarter increased $111,835, this is due to the promotion of our products, and the hiring of our marketing team. The need for a strong sales and marketing team has increased due to the addition of Forza, AquaSport and new models for Twin Vee. Our travel expenses increased approximately $36,004 primarily due to Forza’s remote workforce being required to travel for development and testing, and travel to Italy to explore a battery partnership. Hiring expenses increased $42,188 primarily due to Forza’s utilization of a recruiting firm to hire specialized engineers. Lastly our dues and subscriptions increased $36,099, we have implemented a new ERP system that requires a monthly subscription fee, as well as engineering software that is being utilized by Forza. These increases were offset by decreased expenses related to Directors and Officers insurance of $227,632. The market has improved significantly for this insurance, and we are no longer a brand new publicly traded firm.

Salaries and wages related expenses increased by approximately 23%, or $633,638 to $3,426,919 for the three months ended June 30, 2023, compared to $2,793,281 for the three months ended June 30, 2022. The majority of the increase is due to Forza’s additional staff and benefits, this accounted for $567,975 of the increase. Included in salaries and wage related expenses for the three months ended June 30, 2023 was stock based compensation expense of $489,360, Forza’s portion of that expense was $341,817, which was an increase of $341,817. Twin Vee’s stock based compensation for the three months ended June 30, 2023 decreased $237,379 compared to the three months ended June 30, 2022. Forza now has a board of director and the fees associated with the board were $25,875 for the three months ended June 30, compared to $0, for the three months ended June 30, 2022. We have added a full package of benefits for our employees, in order to retain our quality employees, which resulted in an increase of $54,553. The remaining increase in salaries and wages during the three months ended June 30, 2023 is associated with taxes.

Research and development expenses increased by $86,666, or 50% to $261,473 for the three months ended June 30, 2023, from $174,807 for the three months ended June 30, 2022. Part of the use of proceeds from our initial public offering (“IPO”), was the development of an electric boat and an electric motor.

Professional fees increased by 116%, or $223,763 to $417,305 for the three months ended June 30, 2023, compared to $193,542 for the three months ended 2022. This increase was also due to the additional costs we incurred associated with Forza being public. We engaged the services of an outside financial consultant, as well as an audit firm for quarterly reporting and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 137%, or $164,745 to $284,562 for the three months ended June 30, 2023, compared to $119,817 for the three months ended 2022. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other income increased by $1,207,287 to $1,140,484 for the three months ended June 30, 2023, compared to an expense of $66,803 for the three months ended, 2022. We received $937,482 of government grant income, due to the Employee Retention Credit. Our dividend income increased by $252,889.

Net Loss

Net loss for the three months ended June 30, 2023 was $1,903,743, compared to $538,782 for the three months ended June 30, 2022, and increase of $1,364,961. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $1,483,653, for the three months ended June 30, 2023, related to research and development. Our gas-powered segment incurred a loss of $233,841 for the three months ended June 30, 2023, this was due to the addition of the AquaSport facility starting to incur expense but not yet generating revenue. Basic and dilutive loss per share of common stock for the three months ended June 30, 2023 was ($0.14) compared to ($0.08) for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Six months ended
	June 30,
	2023	2022	Change	% Change
Net sales	$17,001,847	$14,405,613	$2,596,234	18%
Cost of products sold	$11,519,555	$8,524,047	$2,995,508	35%
Gross profit	$5,482,292	$5,881,566	$(399,274)	(7%)
Operating expenses	$10,896,042	$7,401,698	$3,494,344	47%
Loss from operations	$(5,413,750)	$(1,520,132)	$(3,893,618)	256%
Other expense	$(1,681,542)	$209,967	$(1,891,509)	(901%)
Net loss	$(3,732,208)	$(1,730,099)	$(2,002,109)	116%
Basic and dilutive income per share of common stock	$(0.26)	$(0.25)	$(0.01)	6%
Weighted average number of shares of common stock outstanding	9,520,000	7,000,000

Net Sales and Cost Sales

Our net sales increased $2,596,234, or 18% to $17,001,847 for the six months ended June 30, 2023 from $14,405,613 for the six months ended June 30, 2022. This increase was due to an increase in the number of boats sold during the six months ended June 30, 2023. The number of our boats sold during the six months ended June 30, 2023 increased 34% over the six months ended June 30, 2022, due to our increased production plan, enabling us to produce more boats during the quarter. Additionally, we have increased discounts and rebates, to help move boats through to retail customers.

Gross Profit

Gross profits decreased by $399,274, or 7% to $5,482,292 for the six months ended June 30, 2023 from $5,881,566 for the six months ended June 30, 2022. Gross profit as a percentage of sales, for the six months ended June 30, 2023 and 2022 as 32% and 41% respectively. The model mix changed significantly in the second quarter, shifting from our traditional catamarans to our new 220 monohulls. This has put downward pressure on our gross profits for the quarter. The Company is just entering into the monohull market which is highly competitive. As the company moves forward the model mix between mono and catamarans will have an impact on our gross profit.

Total Operating Expenses

Our total operating expenses for the six months ended June 30, 2023 and 2022 were $10,896,042 and $7,401,698 respectively. Operating expenses as a percentage of net sales were 64% compared to 51% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the six months ended June 30, 2023 and 2022 were $7,236,112 and $6,309,997 respectively. Our gas-powered segment, operating expenses as a percentage of net sales were 43% compared to 44% in the prior year. Our total operating expenses for Forza, our electric powered boat and development segment, for the six months ended June 30, 2023 and 2022 were $3,658,531 and $1,057,723, respectively.

Selling, general and administrative expenses increased by approximately 47%, or $617,055 to $1,937,120 for the six months ended June 30, 2023, compared to $1,320,065 for the six months ended June 30, 2022. Increased costs in liability and workman’s compensation insurance, were $98,371. These insurance charges increase based on your employment level and sales revenue, both of which have increased significantly for the six months ended June 30, 2023. Another $167,920 was due to Forza now carrying cost of being publicly traded. Our sales and marketing expenses for the period ended June 30, 2023, increased $221,947, this is due to the promotion of our products, to include our new AquaSport brand, as well as production of marketing material which include photo and video shoots. The need for a strong sales and marketing team has increased due to the addition of Forza, AquaSport and new models for Twin Vee. Our travel expenses increased approximately $117,477 primarily due to Forza’s remote workforce being required to travel for development and testing, Forza further had two international trips, one to promote their electric boat and one to explore a battery partnership. Hiring expenses increased $83,800 primarily due to Forza’s utilization of a recruiting firm to hire two specialized engineers. Lastly our dues and subscriptions increased $84,539, we have implemented a new ERP system that requires a monthly subscription fee, as well as engineering software that is being utilized by Forza. These increases were offset by decreased expenses related to Directors and Officers insurance for Twin Vee of $224,590. The market has improved significantly for this insurance, and we are no longer a brand new publicly traded firm.

Salaries and wages related expenses increased by approximately 34%, or $1,729,850 to $6,776,941 for the six months ended June 30, 2023, compared to $5,047,091 for the six months ended June 30, 2022. Salaries and wages related expenses related to Forza increase $1,248,453. Included in salaries and wage related expenses for the six months ended June 30, 2023 was stock based compensation expense of $972,325, which was an increase of $445,601 compared to the six months ended June 30, 2022, $682,980 of the stock based compensation is attributed to Forza. Forza now has a board of director and the fees associated with the board were $51,750 for the six months ended June 30, 2023, compared to $0, for the six months ended June 30, 2022. We have added a full package of benefits for our employees, in order to retain our quality employees, which resulted in an increase of $132,027. The remaining increase in salaries and wages during the six months ended June 30, 2023 is associated with taxes.

Research and development expenses increased by $567,769, or 143% to $964,121 for the six months ended June 30, 2023, from $396,352 for the six months ended June 30, 2022. Part of the use of proceeds from our IPO, was the development of an electric boat and an electric motor.

Professional fees increased by 63%, or $272,741 to $715,022 for the six months ended June 30, 2023, compared to $438,281 for the six months ended 2022. This increase was also due to the additional costs we incurred associated with Forza being public. We engaged the services of an outside financial consultant,for quarterly reporting and SEC legal counsel and our audit firm to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 152%, or $302,929 to $502,838 for the six months ended June 30, 2023, compared to $199,909 for the six months ended 2022. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Our other income increased by $1,891,509 to $1,681,542 for the six months ended June 30, 2023, compared to an expense of $209,967 for the six months ended, 2022. We received $1,267,055 of government grant income, due to the Employee Retention Credit. Our dividend income increased by $487,399.

Net Loss

Net loss for the six months ended June 30, 202 was $3,732,208, compared to $1,730,099 for the six months ended June 30, 2022, an increase of $2,002,109. Our electric segment, which does not generate any revenue, at this time, incurred a loss of $3,488,786, for the six months ended June 30, 2023, related to research and development. Our gas-powered segment incurred a loss of $233,841 for the six months ended June 30, 2023, this was due to the addition of the AquaSport facility starting to incur expense but not yet generating revenue. Basic and dilutive loss per share of common stock for the six months ended June 30, 2023 was ($0.26) compared to ($0.25) for the six months ended June 30, 2022.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2022 and through June 30, 2023 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff and increasing inventory levels to meet the increase in demand for our products. With uncertainty on component availability, prolonged lead time and rising prices, we have been adding to our inventory far earlier than in previous years.

The following table provides selected financial data about us as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022	Change	% Change
Cash, cash equivalents and restricted cash	$26,337,127	$23,501,007	$2,836,120	12.1%
Current assets	$33,938,100	$29,887,529	$4,050,571	13.6%
Current liabilities	$4,511,968	$3,791,063	$720,905	19.0%
Working capital	$29,426,132	$26,096,466	$3,329,666	12.8%

As of June 30, 2023, we had $26,337,127 of cash, cash equivalents and restricted cash and $1,947,397 of marketable securities, total current assets of $33,938,100, and total assets of $45,528,480. Our total liabilities were $8,391,922. Our total liabilities were comprised of current liabilities of $4,511,968 which included accounts payable and accrued liabilities of $3,657,890, current portion of operating leases right of use liability of $493,056, finance leases liability of $178,687, contract liability of $182,335 and long-term liabilities of $3,879,954. As of December 31, 2022, we had $26,428,525 of cash, cash equivalents, restricted cash and marketable securities, total current assets of $29,887,529 and total assets of $38,231,480. Our total current liabilities were $3,791,063 and total liabilities of $5,210,591 which included long-term operating leases liabilities for the lease of our facility.

The accumulated deficit was $9,622,733 as of June 30, 2023 compared to accumulated deficit of $7,154,808 as of December 31, 2022.

Our working capital increased by $3,329,666 to $29,426,132 as of June 30, 2023, compared to $26,096,466 on December 31, 2022, this is attributable to the public offering the Forza completed in June of 2023.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. In addition to cash, cash equivalents and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We do anticipate Forza’s expenses to increase during the next two years as it constructs its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s public offerings, and certain grant funding, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

Cash Flow

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
Cash used in operating activities	$(3,430,097)	$(1,196,245)	$(2,233,852)	(187%)
Cash (used in) provided by investing activities	$(655,669)	$273,105	$(928,774)	(340%)
Cash provided by (used in) financing activities	$6,921,886	$(141,629)	$7,063,515	(4,987%)
Cash, cash equivalents and restricted cash at end of period	$26,337,127	$5,910,527	$20,426,594	346%

Cash Flow from Operating Activities

For the six months ended June 30, 2023, net cash flows used in operating activities was $3,430,097 compared to $1,196,245 during the six months ended June 30, 2022. We have increased inventory levels by $1,568,148, due to opening the AquaSport production facility and adding two additional engine suppliers, this is further emphasized by our production ramp up, and added models. Accounts receivable increased by $555,966. Accounts payable increased $399,720. Our accrued liabilities increased $48,279 and prepaid expenses decreased $427,666. Our net loss from operation was $3,732,208, was decreased by non-cash expenses of $1,675,308, primarily due to stock-based compensation of $972,325, change of right-of-use asset and leases liabilities of $236,712, net change in fair value of marketable securities of $3,077 and depreciation of $502,840.

Cash Flow from Investing Activities

During the six months ended June 30, 2023, we used $655,669 in investment activities, compared to $273,105 provided by investment activities during the six months ended June 30, 2022. We invested $1,597,208 in the purchase of property and equipment, primarily for new model boat molds of approximately $379,000, leasehold improvements of approximately $90,000, new production equipment of approximately $338,000, new vehicles of approximately $49,000, new computers, software and furniture of approximately $156,000, and assets under construction of approximately $585,000. We had proceeds from the sale of investments of approximately $983,198, and we paid $15,000 in security deposits for the new AquaSport facility.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $6,921,886 compared to net cash used in financing activities of $141,629 for the six months ended June 30, 2022. The cash flow from financing activities for the six months ended June 30, 2023 included net proceeds of $6,996,015 and deferred offering cost of $66,463 from a follow on underwritten public offering in June 2023. Additional cash used for financing activities of $7,666 was due from equipment financing. Cash used in financing for the six months ended June 30,2022, was $141,629 for deferred offering costs.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions are made when necessary to reduce excess or obsolete inventories to their net realizable value.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15I and 15d-15I under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Controller and a Staff Accountant; we have selected and have recently implemented a robust operating system, and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2023, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, we hired replacement staff in our finance department and are developing and refining our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

 We have incurred losses for the quarter ended June 30, 2023 and the year ended December 31, 2022 and could continue to incur losses in the future.

For the year ended December 31, 2022, we incurred a loss from operations of $6,021,707 and a net loss of $5,793,414. For the six months ended June 30, 2023, we incurred a loss from operations of $5,380,260 and a net loss of $3,698,718. As of June 30, 2023, we had an accumulated deficit of approximately $9.7 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the six months ended June 30, 2023, our top three dealers accounted for approximately 36% of our consolidated revenues. During the six months ended June 30, 2023, one individual dealer had sales of over 10% of our total sales, that dealer represented 20% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

 The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the six months ended June 30, 2023, one individual dealers had sales of over 10% of our total sales, and that dealers represented 20% of total sales. During the six months ended June 30, 2022, three dealers represented 36% of our sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Forza’s planned fully electric sport boat has not yet been developed, and even if developed, interest in it may not develop.

Forza has completed the design and is testing it first monohull sport boat. There can be no assurance that Forza will be able to complete testing of their product when anticipated, if at all, that we will be able to mass produce the electric boats or that the anticipated features or services to be included in the electric boat will create substantial interest or a market, and therefore Forza’s anticipated product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the electric sport boat develops, there can be no assurance that Forza would be able to maintain that market.

Forza’s operations to date have been primarily limited to finalizing the design and engineering of its electric sport boat as well as organizing and staffing Forza in preparation for launching the electric boat. As such, Forza has not yet demonstrated, and the success of Forza is wholly dependent upon, its ability to commercialize its products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the electric sport boat and Forza’s proprietary outboard electric motor;

●	manufacturing the electric sport boats;

●	developing a vertically integrated direct-to-consumer distribution system; and

●	conducting sales and marketing activities.

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

As of June 30, 2023, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

TWIN VEE POWERCATS CO.

Date: August 14, 2023	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

