Form 10-Q
period 2023-09-30
Twin Vee PowerCats, Co.
filed 2023-11-14
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current Assets:
Cash, Cash Equivalents, and Restricted Cash	$12,401,551	$23,501,007
Marketable Securities - Available for Sale	11,128,401	1,481,606
Accounts Receivable	508,506	14,167
Inventory	8,134,838	4,008,332
Prepaid Assets	550,275	882,417
Total Current Assets	32,723,571	29,887,529

Long-Term Assets:
Property and Equipment, Net	10,053,347	5,535,902
Security Deposits	49,167	32,517
Marketable Securities, Non-Current	476,597	1,445,912
ROU Lease Asset	974,101	1,329,620
Total Long-Term Assets	11,553,212	8,343,951
Total Assets	$44,276,783	$38,231,480

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,633,807	$2,065,680
Accrued Expenses	965,514	1,240,769
Contract Liabilities	14,259	5,300
ROU Lease Liability - S/T Portion	499,957	479,314
Financed Lease Liability - S/T Portion	213,118	—
Total Current Liabilities	5,326,655	3,791,063

Long-Term Liabilities:
Economic Injury Disaster Loan	499,900	499,900
ROU Lease Liability	540,460	919,628
Financed Lease Liability	2,698,659	—
Total Long-Term Liabilities	3,739,019	1,419,528
Total Liabilities	9,065,674	5,210,591

Commitments and Contingencies (Note 11)	—	—

Stockholders' Equity
Preferred Stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common Stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding	9,520	9,520
Additional Paid in Capital	37,382,793	35,581,022
Accumulated Deficit	(11,517,958)	(7,154,808)
Equity Attributable to Stockholders of Twin Vee Powercats Co.	25,874,355	28,435,734
Equity Attributable to Non-controlling Interests	9,336,754	4,585,155
Total Stockholders' Equity	35,211,109	33,020,889

Total Liabilities & Stockholders' Equity	$44,276,783	$38,231,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$8,076,545	$8,812,021	$24,980,902	$23,217,634
Cost of Sales	5,541,314	5,477,947	17,061,354	14,001,994
Gross Profit	2,535,231	3,334,074	7,919,548	9,215,640

Operating Expenses:

Selling, General, & Administrative	984,881	707,322	2,921,516	2,027,387
Salaries & Wages	3,661,654	2,891,863	10,438,595	7,938,954
Professional Fees	262,426	135,311	977,448	573,592
Research & Development	63,867	283,936	930,497	680,288
Depreciation & Amortization	341,826	172,602	844,665	372,511
Total Operating Expenses	5,314,654	4,191,034	16,112,721	11,592,732
Operating Loss	(2,779,423)	(856,960)	(8,193,173)	(2,377,092)

Other Income (Expense):
Interest Income	32,648	30,958	63,078	63,883
Dividend Income	242,718	29,764	730,117	32,994
Employee Retention Credit Income	—	—	1,267,055	—
Other (Expense) Income	(6,206)	—	897	—
Unrealized Gain (Loss)	42,507	(37,993)	45,585	(150,569)
Realized Gain	23,747	—	23,747	—
Interest Expense	—	(52,878)	(113,523)	(136,434)
Loss on Disposal of Asset	—	—	—	(49,990)
Total Other Income (Expense)	335,414	(30,149)	2,016,956	(240,116)
Net Loss	$(2,444,009)	$(887,109)	$(6,176,217)	$(2,617,208)
Less: Net Loss Attributable to Non- Controlling Interests	(582,274)	(187,080)	(1,813,067)	(187,080)

Net Loss Attributed to Stockholders of Twin Vee PowerCats Co.	(1,861,735)	(700,029)	(4,363,150)	(2,430,128)

Loss Per Share:
Basic	$(0.20)	$(0.10)	$(0.46)	$(0.35)

Weighted Average Shares Outstanding:
Basic	9,520,000	7,013,478	9,520,000	7,004,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three and nine months ended September 30, 2022

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance, December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	$—	16,699,700
Stock-Based Compensation	—	—	—	—	224,832	—	—	224,832
Net Loss	—	—	—	—	—	(1,191,317)	—	(1,191,317)
Balance, March 31, 2022	—	—	7,000,000	7,000	18,935,088	(3,208,873)	—	15,733,215
Stock-Based Compensation	—	—	—	—	301,891	—	—	301,891
Net Loss	—	—	—	—	—	(538,782)	—	(538,782)
Balance June 30, 2022	—	—	7,000,000	7,000	19,236,979	(3,747,655)	—	15,496,324
Common Stock Issued for Payment on Behalf of Parent	—	—	20,000	20	52,380	—	—	52,400
Forza Share Issuance	—	—	—	—	9,588,172	—	5,241,317	14,829,489
Stock-Based Compensation	—	—	—	—	287,607	—	—	287,607
Net Loss	—	—	—	—	—	(700,029)	(187,080)	(887,109)
Balance September 30, 2022	—	$—	7,020,000	$7,020	$29,165,138	$(4,447,684)	$5,054,237	29,778,711

For the three and nine months ended September 30, 2023

					Additional		Non-	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance, December 31, 2022	—	$—	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	33,020,889
Stock-Based Compensation	—	—	—	—	482,964	—	—	482,964
Net Loss	—	—	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance, March 31, 2023	—	—	9,520,000	9,520	36,063,986	(8,321,580)	3,923,462	31,675,388
Forza Share Issuance	—	—	—	—	364,886		6,564,666	6,929,552
Stock-Based Compensation	—	—	—	—	489,361	—	—	489,361
Net Loss	—	—	—	—	—	(1,334,643)	(569,100)	(1,903,743)
Balance, June 30, 2023	—	—	9,520,000	9,520	36,918,233	(9,656,223)	9,919,028	37,190,558
Stock-Based Compensation	—	—	—	—	464,560	—	—	464,560
Net Loss	—	—	—	—	—	(1,861,735)	(582,274)	(2,444,009)
Balance September 30, 2023	—	—	9,520,000	9,520	37,382,793	(11,517,958)	9,336,754	35,211,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Flows From: OPERATING ACTIVITIES
Net Loss	$(6,176,217)	$(2,617,208)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation & Amortization	844,665	372,511
Change in ROU Lease Asset	355,519	286,271
Change in Fair Value of Marketable Securities, Available for Sale	(45,585)	150,569
Non-Cash Charge for Stock Based Compensation	1,436,885	814,330
Loss on Disposal of Assets	—	49,990
Change in Operating Assets & Liabilities:
Accounts Receivable	(494,339)	3,527
Inventory	(4,126,506)	(2,593,469)
Prepaid Assets	332,142	(596,397)
Accounts Payable	1,568,127	726,795
Accrued Expenses	(275,255)	81,498
Contract Liabilities	8,959	1,012,480
ROU Lease Liability	(358,525)	(275,278)
Net Cash Used In Operating Activities	(6,930,130)	(2,584,381)

INVESTING ACTIVITIES
Purchase of Property & Equipment	(2,413,119)	(2,394,169)
Security Deposits	(16,650)	—
Net (Purchases) Sales of Marketable Securities, Available for Sale	(8,608,148)	3,002,592
Realized Gains on Marketable Securities, Available for Sale	(23,747)	—
Proceeds from Sale of PP&E	—	80,000
Net Cash (Used In) Provided by Investing Activities	(11,061,664)	688,423

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	6,996,015	15,231,350
Deferred Offering Costs	(66,463)	(306,361)
Finance Lease Liabilities	(37,214)	—
Advances to Parent	0	(28,771)
Net Cash Provided by Financing Activities	6,892,338	14,896,218
Net Cash Flow for Period	$(11,099,456)	$13,000,260
Cash, Cash Equivalents, & Restricted Cash - Beginning of Period	23,501,007	6,975,302
Cash, Cash Equivalents, & Restricted Cash - End of Period	$12,401,551	$19,975,562

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income Taxes	$—	$—
Interest	$113,523	$121,284

Non Cash Investing and Financing Activities
Finance Leases	$2,948,991	$—
Common Stock Issued for Payment on Behalf of Parent	$—	$52,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2022 and the nine months ended September 30, 2023, however the Company anticipates focusing resources on this entity by the end of 2024.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee, its wholly owned subsidiaries AquaSport Co., and Fix My Boat, Inc., (“Fix My Boat”), and its publicly owned subsidiary, Forza X1, Inc. (“Forza X1” “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2023 and December 31, 2022, the Company had customer deposits of $14,259 and $5,300, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2023 and December 31, 2022, the Company had $11,081,008 and $22,666,301, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On September 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash of $12,401,551 and $23,501,007, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $254,932, which is being held by a third party bank as collateral.

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

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended September 30, 2023 and 2022, advertising costs incurred by the Company totaled $129,592 and $47,964, respectively. During the nine months ended September 30, 2023 and 2022, advertising costs incurred by the Company totaled $374,059 and $94,693, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended September 30, 2023 and 2022, research and development costs amounted to $63,867 and $283,936, respectively. For the nine months ended September 30, 2023 and 2022, research and development costs amounted to $930,497 and $680,288, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended September 30, 2023, and 2022, shipping and handling costs amounted to $144,388 and $72,085, respectively. For the nine months ended September 30, 2023, and 2022, shipping and handling costs amounted to $540,155 and $131,903, respectively. These costs have increased by $408,252, due to adding dealers in the New England states and Michigan, compared to the prior year, when all of the boats were shipped to the states in the southeast portion of the United States.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended September 30, 2023, the Company purchased all engines for its boats under supplier agreements with three vendors. During the three months ended September 30, 2022, the Company purchased all engines for its boats under supplier agreements with two vendors. For the three months ended September 30, 2023 and 2022, total purchases from these vendors were $2,092,032 and $1,323,223, respectively. During the nine months ended September 30, 2023, the Company purchased all engines for its boats under supplier agreements with three vendors. During the nine months ended September 30, 2022, the Company purchased all engines for its boats under supplier agreements with one vendor. For the nine months ended September 30, 2023 and 2022, total purchases from these vendors were $5,654,582 and $4,025,956, respectively.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

Pursuant to the employee retention credit, eligible employers could receive a 50% - 70% credit on qualified wages against their employment taxes each quarter during the eligible period in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the nine months ended September 30, 2023, the Company recognized income related to the employee retention credit of $1,267,055 upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act. The employee retention credit was recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces the Current Expected Credit Losses Methodology (CECL) for estimating allowances and credit losses, and requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable and investments in marketable securities. This ASU was adopted by the Company for reporting periods beginning after December 15, 2022.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

1. Marketable securities

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements Using
	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$11,352,723	$—	$11,352,723	$—
Certificates of Deposits	252,275	—	252,275	—
Total marketable securities	$11,604,998	$—	$11,604,998	$—

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$2,436,333	$—	$2,436,333	$—
Certificates of Deposits	491,185	—	491,185	—
Total marketable securities	$2,927,518	$—	$2,927,518	$—

The Company’s investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

2. Accounts Receivable

The Company’s Accounts Receivable derive from third party financing arrangements that our dealers utilize to finance the purchase of our boats. This “floorplan financing” is collateralized by the finished boat, and cash payment is received within 3-5 days of the finance company’s approval of the dealer’s purchase. At the end of a reporting period, some payment(s) may not yet have been received from the financing company, which creates a temporary account receivable that will be satisfied in just a few days. As such, the Company’s Accounts Receivable at any point in time are 100% collectable, and no valuation adjustment is necessary. Therefore, there is no Allowance for Doubtful Accounts on the Company’s balance sheet.

3. Inventories

At September 30, 2023 and December 31, 2022 inventories consisted of the following:

	September 30,	December 31,
	2023	2022
Raw Materials	$6,626,251	$3,406,371
Inventory in transit	727,777	222,607
Work in Process	630,966	246,734
Finished Product	149,844	132,620
Total Inventory	$8,134,838	$4,008,332

4. Property and Equipment

At September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Machinery and equipment	$3,306,038	$1,977,482
Furniture and fixtures	23,826	20,335
Land	1,119,758	—
Leasehold improvements	1,122,553	950,132
Software and website development	221,436	148,693
Computer hardware and software	155,566	123,088
Boat molds	3,707,930	2,277,664
Vehicles	143,360	94,534
Electric prototypes and tooling	142,526	142,526
Assets under construction	2,013,411	859,839
	11,956,404	6,594,293
Less accumulated depreciation and amortization	(1,903,057)	(1,058,391)
	$10,053,347	$5,535,902

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2023 and 2022 are $341,826 and $172,602, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2023 and 2022 are $844,665 and $372,511, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 0.36% at September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, supplemental balance sheet information related to the lease was as follows:

	September 30,	December 31,
	2023	2022
Operating lease ROU asset	$876,901	$1,167,551

	September 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$409,033	$393,069
Non-current portion	540,460	851,096
Total	$949,493	$1,244,165

At September 30, 2023, future minimum lease payments under the non-cancelable operating lease is as follows:

Year Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$99,225
2024	416,745
2025	437,582
Total lease payments	953,552
Less imputed interest	(4,059)
Total	$949,493

The following summarizes other supplemental information about the Company’s operating lease:

September 30,
2023
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	2.17

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

At September 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2023	2022
Operating lease ROU asset	$97,200	$162,069

	September 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$90,924	$86,245
Non-current portion	—	68,532
Total	$90,924	$154,777

At September 30, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

2023 (excluding the nine months ended September 30, 2023)	$23,226
2024	69,680
Total lease payment	$92,906
Less imputed interest	(1,982)
Total	90,924

The following summarizes other supplemental information about the Company’s operating lease:

September 30,
2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.08

Nine Months Ended September 30, 2023
Operating lease cost	$67,650
Total lease cost	$67,650

7. Finance Leases

Vehicle and Equipment Lease

The Company has finance leases for a vehicle, two forklifts, and a copy machine. The Company entered into the vehicle lease in February of 2023, with an asset value of $48,826, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 3% interest rate. The Company entered into the first forklift lease in January of 2023, with an asset value of $43,579, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 7.5% interest rate. The Company entered into the second forklift lease in July of 2023, with an asset value of $35,508, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 5.0% interest rate. The Company entered into the copier lease in July of 2023, with an asset value of $14,245, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 7.0% interest rate.

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

Finance leases on the AquaSport lease are recorded in property and equipment, net on the balance sheet.

	September 30,	December 31,
	2023	2022
Land	$1,000,000	$—
Building	100,000	—
Equipment	2,135,132	—

At September 30, 2023 and December 31, 2022, supplemental balance sheet information related to finance leases were as follows:

	September 30,	December 31,
	2023	2022
Finance lease liabilities:
Current portion	$213,118	$—
Non-current portion	2,698,659	—
Total	$2,911,777	$—

At September 30, 2023, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31
2023 (excluding the nine months ended September 30, 2023)	$74,561
2024	298,250
2025	298,250
2026	298,060
2027	292,932
Thereafter	1,987,529
Total lease payment	3,249,582
Less imputed interest	(337,805)
Total	$2,911,777

The following summarizes other supplemental information about the Company’s finance lease:

September 30,
2023
Weighted average discount rate	3.07%
Weighted average remaining lease term (years)	4.91

8. Accrued Expenses

At September 30, 2023 and December 31, 2022, accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued wages and benefits	$247,794	$333,976
Accrued interest	35,544	47,607
Accrued bonus	332,475	20,000
Accrued operating expense	216,801	169,101
Accrued inventory	—	577,712
Warranty reserve	132,900	92,373
	$965,514	$1,240,769

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

During the three months ended September 30, 2023, and 2022, the Company recorded management fees of $0 and $15,225, respectively, paid to its shareholder parent company. During the nine months ended September 30, 2023, and 2022, the Company recorded management fees of $0 and $42,225, respectively, paid to its shareholder parent company.

During the three months ended September 30, 2023 and 2022, the Company received a monthly fee of $6,800 and $5,000, respectively, to provide management services and facility utilization to Forza. During the nine months ended September 30, 2023 and 2022, the Company received a monthly fee of $6,800 and $5,000, respectively, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the three months ended September 30, 2023 and 2022, the lease expense was zero and $2,536, respectively. For the nine months ended September 30, 2023 and 2022, the lease expense was $12,500 and $2,536, respectively.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled approximately $8,797,340 or 58 units, and $10,693,000 or 67 units, as of September 30, 2023, and December 31, 2022, respectively. The Company incurred no impact from repurchase events during the nine months ended September 30, 2023 and year ended December 31, 2022.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of September 30, 2023, the Company had $254,932 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

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

As of September 30, 2023, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. There was no warrant activity during the nine months ended September 30, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2023. As of September 30, 2023, there were 424,823 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended September 30, 2023 and 2022, the Company recorded $132,453 and $128,902, respectively, of stock-based compensation expense. For the nine months ended June 30, 2023 and 2022, the Company recorded $421,798 and $655,625, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2023 and 2022:

Nine months ended
September 30,
	2023	2022
Expected term	5 years	4.94 - 5 years
Expected average volatility	49 - 51%	49 - 50%
Expected dividend yield	—	—
Risk-free interest rate	1.50 –4.45%	1.50 – 2.96%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,283,571	$4.14	8.95	2,256,233
Granted	—	—	—	—
Exercised	—	—	—
Expired	(44,394)	(5.40)	—	(101,960)
Forfeited/canceled	(25,000)	—	—	—
Outstanding, September 30, 2023	1,214,177	$4.13	8.21	4,410,507

Exercisable options, September 30, 2023	821,100	$4.41	8.61

At September 30, 2023, 404,415 Twin Vee options are unvested and expected to vest over the next four years.

Forza

Common Stock Warrants

Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. Forza also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with Forza’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the nine months ended September 30, 2023.

 Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of September 30, 2023, there were 573,472 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the three months ended September 30, 2023 and 2022, Forza recorded $332,107 and $158,705, respectively, of stock-based compensation expense. For the nine months ended September 30, 2023 and 2022, Forza recorded $1,015,087 and $158,705, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the nine months ended September 30, 2023:

Nine Months Ended
September 30,
2023
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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	9.97	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(44,722)	1.33	9.66	—
Outstanding, September 30, 2023	1,396,778	$3.48	9.01	$4,009,913

Exercisable options, September 30, 2023	476,639	$3.85	8.98

13. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended September 30, 2023, two individual dealers represented over 10% of the Company’s total sales, and combined they represented 35% of total sales. During the three months ended September 30, 2022, three individual dealers represented over 10% of the Company’s total sales, and combined they represented 43% of total sales. During the nine months ended September 30, 2023, there was one significant dealer who represented 20% of total sales. During the nine months ended September 30, 2022, three individual dealers represented over 10% of our sales, and combined they represented 37% of total sales.

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

The following table shows information by reportable segments for the three and nine months ended September 30, 2023 and 2022:

For the three months ended September 30, 2023

			Electric Boat
	Gas-Powered		&
	Boats	Franchise	Development	Total
Net Sales	$8,057,986	$—	$18,559	$8,076,545
Cost of Products Sold	5,529,693	—	11,621	5,541,314
Operating Expenses	4,054,700	988	1,258,966	5,314,654
Operating Loss	(1,526,407)	(988)	(1,252,028)	(2,779,423)
Other Income (Expense)	133,885	(4,185)	205,714	335,414
Net Loss	$(1,392,523)	$(5,173)	$(1,046,314)	$(2,444,009)

For the three months ended September 30, 2022

			Electric Boat
	Gas-Powered		&
	Boats	Franchise	Development	Total
Net Sales	$8,812,021	$—	$—	$8,812,021
Cost of Products Sold	5,411,404	—	66,543	5,477,947
Operating Expenses	3,210,920	529	979,585	4,191,034
Operating Income (Loss)	189,697	(529)	(1,046,128)	(856,960)
Other Income (Expense)	(29,673)	(3,942)	3,465	(30,149)
Net Income (Loss)	$160,025	$(4,471)	$(1,042,663)	$(887,109)

For the nine months ended September 30, 2023

			Electric Boat
	Gas-Powered		&
	Boats	Franchise	Development	Total
Net Sales	$24,962,343	$—	$18,559	$24,980,902
Cost of Products Sold	16,958,995	—	102,358	17,061,354
Operating Expenses	11,192,837	2,386	4,917,498	16,112,721
Operating Loss	(3,189,490)	(2,386)	(5,001,297)	(8,193,173)
Other Income (Expense)	1,563,128	(12,369)	466,197	2,016,956
Net Loss	$(1,626,362)	$(14,755)	$(4,535,100)	$(6,176,217)

For the nine months ended September 30, 2022

			Electric Boat
	Gas-Powered		&
	Boats	Franchise	Development	Total
Net Sales	$23,218,666	$(1,032)	$—	$23,217,634
Cost of Products Sold	13,910,386	975	90,633	14,001,994
Operating Expenses	9,468,511	34,560	2,089,661	11,592,732
Operating Loss	(160,231)	(36,567)	(2,180,294)	(2,377,092)
Other Income (Expense)	(181,114)	(30,059)	(28,944)	(240,116)
Net Loss	$(341,344)	$(66,626)	$(2,209,238)	$(2,617,208)

Property and equipment, net, classified by business were as follows:

	September 30,	December 31,
	2023	2022
Gas-Powered Boats	$9,074,229	$4,770,496
Franchise	$—	$—
Electric-Boats	$979,118	$765,406

15. Subsequent Events

The Company has evaluated all event or transactions that occurred after September 30, 2023 through August 13, 2023, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

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

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 13 gas-powered models in production ranging in size from our 20-foot mono hull, single engine, center console to our newly designed 40-foot offshore 400 GFX catamaran, quad engines. While our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat, our new mono hull line addresses the largest portion of the overall market.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats under the Twin Vee and AquaSport names; (ii) our electric-powered boat segment which is developing fully electric boats, through our publicly owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

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

During the third quarter of 2023, we saw a small decrease in demand of our productions. Our company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We have now added our monohull line, shipping our first model of the monohull, the 22 foot, in February of 2023. We have increased our sales by 8% for the first nine months of 2023, compared to 2022, shipping 193 boats compared to 147 in 2022, a 31% increase. The average selling price of our units did decrease by 18%, in the first nine months of 2023 to approximately $129,333. This is due to the inclusion of our monohull boats which have an average selling price of approximately $60,000 per unit. The addition of the monohull boat accounted for 20% of our total sales in the first nine months.

Recent Developments

On April 20, 2023 we incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with our plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff, TN. On May 5, 2023, we and AquaSport Co. entered into an agreement with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff, TN, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

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

The White Bluff, TN, AquaSport facility was opened to produce the AquaSport legacy line of monohull boats. While there was interest in the legacy models, we’ve seen light demand for these models from our Dealer Network and customers. We’ve seen much higher demand for the newly designed AquaSport models currently manufactured in our Fort Pierce, FL, facility.

Lower demand for these legacy models, coupled with the current economic headwinds in the boating industry, led us to close the Tennessee facility in November 2023, and to consolidate its manufacturing operations in our Florida facility. We remain dedicated to the AquaSport brand and will continue to design and produce new models, including the 240 CC and the 280 CC, which will be available over the next two quarters.

 Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Net Sales	$8,076,545	$8,812,021	$(735,476)	(8%)
Cost of Sales	5,541,314	5,477,947	63,367	1%
Gross Profit	2,535,231	3,334,074	(798,843)	(24%)
Operating Expenses	5,314,654	4,191,034	1,123,620	27%
Operating Loss	(2,779,423)	(856,960)	(1,922,463)	224%
Other Income	335,414	(30,149)	365,563	(1,213%)
Net Loss	$(2,444,009)	$(887,109)	$(1,556,900)	176%
Net Loss per Common Share:
Basic	$(0.20)	$(0.10)	$(0.10)	96%

Weighted average number of common shares outstanding:
Basic	9,520,000	7,013,478	2,506,522

Net Sales and Cost Sales

Our net sales decreased by $735,476, or 8% to $8,076,545 for the three months ended September 30, 2023 from $8,812,021 for the three months ended September 30, 2022. This decrease was due to an increase in the number of monohull boats sold during the three months ended September 30, 2023, which have a much lower average price than our multi-hull boats. The number of boats sold during the three months ended September 30, 2023 increased 25% over the three months ended September 30, 2022. Additionally, we have incorporated discounts and rebates, to move the boats from the factory to retail customers.

Gross Profit

Gross profits decreased by $798,843 or 24% to $2,535,231 for the three months ended September 30, 2023 from $3,334,074 for the three months ended September 30, 2022. Gross profit as a percentage of sales, for the three months ended September 30, 2023 and 2022, was 31.0% and 31.8% respectively. The model mix has changed significantly in the third quarter, shifting from our traditional catamarans to our new 220 monohulls. This has put downward pressure on our gross profits for the quarter. The Company is just entering into the monohull market which is highly competitive. As the company moves forward the model mix between mono and catamarans will have an impact on our gross profit.

Total Operating Expenses

Our total operating expenses for the three months ended September 30, 2023 and 2022 were $5,314,654 and $4,191,034 respectively. Operating expenses as a percentage of sales were 65.8% compared to 47.6% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended September 30, 2023 and 2022 were $4,054,700 and $3,210,920 respectively. As a percentage of net sales, for the three months ended September 30, 2023 and 2022, operating expenses for our gas-powered segment were 50.2% and 36.4%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended September 30, 2023 and 2022 were $1,258,966 and $979,585, respectively.

Selling, general, and administrative expenses increased by approximately 39%, or $277,559 to $984,881 for the three months ended September 30, 2023, compared to $707,322 for the three months ended September 30, 2022. The largest drivers of the increase were increases in rent expense, sales and marketing, and dues and subscriptions. Rent expenses increased by $82,455, from $101,572 for the three months ended September 30, 2022, to $184,027 for the three months ended September 30, 2023. Sales and marketing expenses increased by $133,649, from $90,073 for the three months ended September 30, 2022, to $223,722 for the three months ended September 30, 2023. The biggest component of our sales and marketing efforts in the third quarter was our dealer meeting, the costs for which increased by $45,815, from $24,907 for the three months ended September 30, 2022, to $70,722 for the three months ended September 30, 2023. Lastly our dues and subscriptions increased by $45,831, from $2,203 for the three months ended September 30, 2022, to $48,034 for the three months ended September 30, 2023. We have implemented a new ERP system that requires a monthly subscription fee, as well as engineering software that is being utilized by Forza.

Salaries and wage related expenses increased by approximately 27%, or $769,790 to $3,661,654 for the three months ended September 30, 2023, compared to $2,891,863 for the three months ended September 30, 2022. The majority of the increase is due to additional staffing at Forza, as well as the staffing of Aquasport which did not resume production until the third quarter. Included in salaries and wage related expenses for the three months ended September 30, 2023 was stock-based compensation expense of $464,560, Forza’s portion of that expense being $332,107. In total, stock-based compensation expense increased by $176,953 as compared to the prior year period.

Research and development expenses declined by $220,069, or 78%, to $63,867 for the three months ended September 30, 2023, from $283,936 for the three months ended September 30, 2022. Part of the use of proceeds from Forza’s initial public offering (“IPO”) was the development of an electric boat and an electric motor, the expense for which was higher in the early phases of development.

Professional fees increased by 94%, or $127,115 to $262,426 for the three months ended September 30, 2023, compared to $135,311 for the three months ended 2022. This increase was due to the additional costs associated with Forza now being a public company, in addition to Twin Vee. We have also engaged the services of an outside financial consultant, an audit firm, and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 98%, or $169,225 to $341,826 for the three months ended September 30, 2023, as compared to $172,602 for the three months ended 2022. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income increased by $365,563 to $335,414 for the three months ended September 30, 2023, as compared to an expense of $30,149 for the three months ended, 2022. Due to the investment of a portion of our cash in marketable securities, our dividend income increased by $212,954, to $242,718 for the three months ended September 30, 2023, as compared to $29,764 for the three months ended September 30, 2022.

Net Loss

Net loss for the three months ended September 30, 2023 was $2,444,009, as compared to $887,109 for the three months ended September 30, 2022, an increase of $1,556,900. Our electric segment, which does not generate any revenue at this time, incurred a loss of $1,046,314, for the three months ended September 30, 2023, related mostly to staffing costs, and to a lesser extent, research and development. Our gas-powered segment incurred a loss of $1,392,523 for the three months ended September 30, 2023, due largely to the acquisition of AquaSport, which did not begin production until late in the third quarter. Basic and dilutive loss per share of common stock for the three months ended September 30, 2023 was ($0.20), as compared to ($0.10) for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Net Sales	$24,980,902	$23,217,634	$1,763,268	8%
Cost of Sales	17,061,354	14,001,994	3,059,360	22%
Gross Profit	7,919,548	9,215,640	(1,296,092)	(14%)
Operating Expenses	16,112,721	11,592,732	4,519,989	39%
Operating Loss	(8,193,173)	(2,377,092)	(5,816,081)	245%
Other Income	2,016,956	(240,116)	2,257,072	(940%)
Net Loss	$(6,176,217)	$(2,617,208)	$(3,559,009)	136%
Net Loss per Common Share:
Basic	$(0.46)	$(0.35)	$(0.11)	32%

Weighted average number of common shares outstanding:
Basic	9,520,000	7,004,542	2,515,458

Net Sales and Cost Sales

Our net sales increased $1,763,268, or 8% to $24,980,902 for the nine months ended September 30, 2023 from $23,217,634 for the nine months ended September 30, 2022. This increase was due to an increase in the number of boats sold during the nine months ended September 30, 2023. The number of our boats sold during the nine months ended September 30, 2023 increased 31% over the nine months ended September 30, 2022, due to our increased production plan, enabling us to produce more boats during the quarter. Additionally, we have incorporated discounts and rebates, to help move boats through to retail customers.

Gross Profit

Gross profits decreased by $1,296,092, or 14%, to $7,919,548 for the nine months ended September 30, 2023 from $9,215,640 for the nine months ended September 30, 2022. Gross profit as a percentage of sales, for the nine months ended September 30, 2023 and 2022, was 31.7% and 39.7% respectively. The model mix changed significantly, year over year, shifting from our traditional catamarans to our new 220 monohulls. This has put downward pressure on our gross profits so far this year. The Company is just entering into the monohull market which is highly competitive. As the Company moves forward, the trade-off between monohulls and catamarans will continue to impact our gross profit.

Total Operating Expenses

Our total operating expenses for the nine months ended September 30, 2023 and 2022 were $16,112,721 and $11,592,732 respectively. Operating expenses as a percentage of net sales were 64.5% compared to 49.9% in the prior year. For the nine months ended September 30, 2023 and 2022, total operating expenses for our gas-powered boat segment were $11,192,837 and $9,468,511, respectively. As a percentage of net sales, for the nine months ended September 30, 2023 and 2022, operating expenses for our gas-powered segment were 44.8% and 40.8%, respectively. For the nine months ended September 30, 2023 and 2022, total operating expenses for Forza, our electric powered boat and development segment, were $4,917,498 and $2,089,661, respectively.

Selling, general and administrative expenses increased by approximately 44%, or $894,129, to $2,921,516 for the nine months ended September 30, 2023, as compared to $2,027,387 for the nine months ended September 30, 2022. The largest drivers of the increase were increases in rent expense, sales and marketing, and dues and subscriptions. Rent expenses increased by $162,865, from $301,681 for the nine months ended September 30, 2022, to $464,546 for the nine months ended September 30, 2023. Sales and marketing expenses increased by $448,552, from $213,708 for the nine months ended September 30, 2022, to $662,260 for the nine months ended September 30, 2023. The biggest components of our sales and marketing efforts so far in 2023 have been advertising and dealer meeting expense, the costs for which increased by $153,238, from $43,648 for the nine months ended September 30, 2022, to $196,886 for the nine months ended September 30, 2023. Lastly our dues and subscriptions increased by $142,605, from $5,539 for the nine months ended September 30, 2022, to $148,144 for the nine months ended September 30, 2023. We have implemented a new ERP system that requires a monthly subscription fee, as well as engineering software that is being utilized by Forza.

Salaries and wage related expenses increased by approximately 31%, or $2,499,641 to $10,438,595 for the nine months ended September 30, 2023, as compared to $7,938,954 for the nine months ended September 30, 2022. Salaries and wage related expenses related to Forza were $2,565,460 so far in 2023. Included in salaries and wage related expenses for the nine months ended September 30, 2023 was stock-based compensation expense of $1,436,885, representing an increase of $622,555 over the nine months ended September 30, 2022. $1,015,087 of the stock-based compensation is attributed to Forza.

Research and development expenses increased by $250,209, or 37% to $930,497 for the nine months ended September 30, 2023, from $680,288 for the nine months ended September 30, 2022. Part of the use of proceeds from the Forza IPO was the development of an electric boat and an electric motor.

Professional fees increased by 70%, or $403,856 to $977,448 for the nine months ended September 30, 2023, compared to $573,592 for the nine months ended 2022. This increase was due to the additional costs associated with Forza now being a public company, in addition to Twin Vee. We have also engaged the services of an outside financial consultant, an audit firm, and SEC legal counsel to fulfill our public company reporting obligations.

Depreciation and amortization expense increased by 127%, or $472,155, to $844,665 for the nine months ended September 30, 2023, compared to $372,511 for the nine months ended 2022. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income increased by $2,257,072 to $2,016,956 for the nine months ended September 30, 2023, as compared to an expense of $240,116 for the nine months ended, 2022. We received $1,267,055 of government grant income in 2023, due to the Employee Retention Credit. Due to the investment of a portion of our cash in marketable securities, our dividend income increased by $697,123, to $730,117 for the nine months ended September 30, 2023, as compared to $32,994 for the nine months ended September 30, 2022.

Net Loss

Net loss for the nine months ended September 30, 202 was $6,176,217, as compared to $2,617,208 for the nine months ended September 30, 2022, representing an increase of $3,559,009. Our electric segment, which does not generate any revenue at this time, incurred a loss of $4,535,100 for the nine months ended September 30, 2023, related to research and development. Our gas-powered segment incurred a loss of $1,626,362 for the nine months ended September 30, 2023, due largely to the acquisition of AquaSport, which did not begin production until late in the third quarter. Basic and dilutive loss per share of common stock for the nine months ended September 30, 2023 was ($0.46), as compared to ($0.35) for the nine months ended September 30, 2022.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2022 and through September 30, 2023 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff, and increasing inventory levels to meet the increase in demand for our products. With uncertainty on component availability, prolonged lead time and rising prices, we had been adding to our inventory far earlier than in previous years, resulting in excess inventory of raw materials at the end of the quarter. Our priority over the next several months is to minimize new purchase orders and to deploy as much of this inventory as possible into new production.

The following table provides selected financial data about us as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022	Change	% Change
Cash, cash equivalents and restricted cash	$12,401,551	$23,501,007	$(11,099,456)	(47.2%)
Current assets	$32,723,571	$29,887,529	$2,836,042	9.5%
Current liabilities	$5,326,655	$3,791,063	$1,535,592	40.5%
Working capital	$27,396,915	$26,096,466	$1,300,450	5.0%

As of September 30, 2023, we had $12,401,551 of cash, cash equivalents, and restricted cash, $11,604,998 of marketable securities, total current assets of $32,723,571, and total assets of $44,276,783. Our total liabilities were $9,065,674. Our total liabilities were comprised of current liabilities of $5,326,655 which included accounts payable and accrued liabilities of $4,599,320, current portion of operating leases right of use liability of $499,957, finance leases liability of $213,118, contract liability of $14,259 and long-term liabilities of $3,739,019. As of December 31, 2022, we had $23,501,007 of cash, cash equivalents, and restricted cash, $2,927,517 of marketable securities, total current assets of $29,887,529 and total assets of $38,231,480. Our total current liabilities were $3,791,063 and total liabilities of $5,210,591 which included long-term operating leases liabilities for the lease of our facility.

The accumulated deficit was $11,517,958 as of September 30, 2023 compared to accumulated deficit of $7,154,808 as of December 31, 2022.

Our working capital increased by $1,300,450 to $27,396,915 as of September 30, 2023, compared to $26,096,466 on December 31, 2022, this being attributable to the public offering the Forza completed in June of 2023.

We believe that our cash, cash equivalents, and marketable securities will provide sufficient resources to finance operations for the next 24 months from the date of the filing of this Quarterly Report on Form 10-Q. In addition to cash, cash equivalents, and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We do anticipate Forza’s expenses to increase during the next two years as it constructs its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s public offerings, and certain grant funding, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

Cash Flow

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Cash Used in Operating Activities	$(6,930,130)	$(2,584,381)	$(4,345,749)	168%
Cash Used in Investing Activities	$(11,061,664)	$688,423	$(11,750,087)	-1707%
Cash Provided by Financing Activities	$6,892,338	$14,896,218	$(8,003,880)	-54%
Net Change in Cash	$(11,099,456)	$13,000,260	$(24,099,716)	-185%

Cash Flow from Operating Activities

For the nine months ended September 30, 2023, net cash flows used in operating activities was $6,930,130 compared to $2,584,381 during the nine months ended September 30, 2022. We increased inventory levels by $4,126,506, due to opening the AquaSport production facility and adding two additional engine suppliers. Accounts receivable increased by $494,339, and accounts payable increased by $1,568,127. Our accrued expenses decreased by $275,255 and prepaid expenses decreased by $332,142. Our net loss from operation was $6,176,217, and was decreased by non-cash expenses of $2,591,485, the largest of these being stock-based compensation of $1,436,885, change of right-of-use asset and leases liabilities of $355,519, and depreciation of $844,665.

Cash Flow from Investing Activities

During the nine months ended September 30, 2023, we used $11,061,664 in investment activities, compared to $688,423 provided by investment activities during the nine months ended September 30, 2022. We invested $2,413,119 in the purchase of property and equipment, primarily for new model boat molds of approximately $700,025, land of approximately $1,119,758, and assets under construction of approximately $1,973,963. We also invested $8,608,148 into marketable securities, as well as paid $16,650 in security deposits for the new AquaSport facility.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $6,892,338 compared to net cash provided by financing activities of $14,896,218 for the nine months ended September 30, 2022. The cash flow from financing activities for the nine months ended September 30, 2023 included net proceeds of $6,996,015 and deferred offering cost of $66,463 from a follow on underwritten public offering for Forza in June 2023. Additional cash used for financing activities of $37,214 was related to equipment financing. The cash provided by financing activities for the nine months ended September 30,2022, included $14,924,989 in net proceeds from the Forza IPO.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Controller and a Staff Accountant; we have selected and have recently implemented a robust ERP system, and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2023, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, we implemented a more powerful ERP system to record transactions and manage our supply chain. We also hired replacement staff in our finance department, and are currently developing and refining our controls and other procedures to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

We have incurred losses for the quarter ended September 30, 2023 and the year ended December 31, 2022, and could continue to incur losses in the future.

For the year ended December 31, 2022, we incurred a loss from operations of $6,021,707 and a net loss of $5,793,414. For the nine months ended September 30, 2023, we incurred a loss from operations of $8,193,173 and a net loss of $6,176,217. As of September 30, 2023, we had an accumulated deficit of approximately $11.5 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” There is also uncertainty as to the effects of the new war in the Middle East which could adversely impact the economy. Furthermore, if other countries, including the U.S., become further involved in these conflicts, we could face significant adverse effects to our business and financial condition.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the nine months ended September 30, 2023, one individual dealer represented over 10% of the Company’s total sales, that dealer representing 20% of total sales. For the nine months ended September 30, 2022, three individual dealers represented over 10% of our sales, and combined they represented 37% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

 The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2023, one individual dealer represented over 10% of the Company’s total sales, that dealer representing 20% of total sales. For the nine months ended September 30, 2022, three individual dealers represented over 10% of our sales, and combined they represented 37% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of September 30, 2023, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The remaining planned use of proceeds has not changed since the initial public offering.

(c)	Issuer Purchases of Equity Securities.

None.

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

TWIN VEE POWERCATS CO.

Date: November 14, 2023	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Chief Financial Officer
(Principal Financial and Accounting Officer)

