Form 10-K
period 2023-12-31
Twin Vee PowerCats, Co.
filed 2024-03-27
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $ 20.18M. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2024, there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

Risks Related To our Business

●	We have incurred losses for the years ended December 31, 2023 and 2022 and could continue to incur losses in the future.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	Interest rates and energy prices affect product sales.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

Risks Related To Our Industry

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our industry is characterized by intense competition, which affects our sales and profits.

Risks Related To Electric Boats

●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.

●	Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

●	Our ability to generate meaningful product revenue from our electric-powered boats will depend on consumer adoption of electric boats.

●	The capacity of the manufacturing facility that Twin Vee and Forza utilize is not expected to be sufficient to support our future growth and business plans.

●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes, which could adversely affect the demand for our boats or increase our operating costs.

●	Forza X1’s patent applications may not issue as patents, which may have a material adverse effect on its ability to prevent others from commercially exploiting products similar to its products.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

Risks Related To Our Common Stock

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

●	Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

●	We have broad discretion in the use of the net proceeds that we received from our initial public offering that closed in July 2021 and may not use them effectively.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

General

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 80 people.

We have organized our business into three operating segments: (i) our gas-powered boat segment, which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment, which is developing fully electric boats, through our controlling interest subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment, which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation. Initially Forza was also our wholly owned subsidiary that became a majority owned subsidiary in August 2022, when Forza consummated the initial public offering of its shares of common stock, which are now listed on The Nasdaq Capital Market. Our current ownership is 44% of the outstanding common stock of Forza, and is considered a controlling interest.

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

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, our controlling interest subsidiary, Forza, is designing and developing a line of electric-powered boats utilizing our electric vehicle (“EV”) technology to control and power our boats and proprietary outboard electric motor. Forza’s mission is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats.

Information about Twin Vee can be found on our website, http://www.twinvee.com/. Information on our website is not incorporated by reference into this Annual Report and you should not consider any information that is contained on or can be accessed through our website as part of this Annual Report. We are subject to the reporting requirements of the Exchange Act. The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business of Our Segments

Gas-powered Boats

Our gas-powered boat segment accounted for 100% of our net revenue in fiscal years 2023 and 2022. In 2023, our gas powered segment had locations in Fort Pierce, Florida, and White Bluff, Tennessee. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 19 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our 40-foot offshore 400 GFX, in 2023 we added 8 mono hull models to our line up. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations for our gas-powered boats is in Fort Pierce, Florida and is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employ approximately 80 people.

During the 2023 fiscal year, we focused our efforts on increased throughput through our facility, and fully integrating the new models that we introduced in 2023. In February 2023, we announced our launch of our new AquaSport, a new-monohull boat brand that will initially include a 22-foot center console monohull, a 25-foot dual console, single-engine day boat, a 22-foot dual console monohull and a 25 foot deck boat, single engine. We delivered our first monohull boats in January of 2023. In May of 2023, we entered into a finance lease, securing the rights to the AquaSport brand and facility in White Bluff, Tennessee. The AquaSport brand is expected to appeal to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat opening a significantly larger portion of the market share to Twin Vee.

During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales, and one customer represented 10.3% of total sales. During the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales, and one customer represented 12% of total sales.

Twin Vee’s Twin-Hull Shape

Twin Vee catamaran boats are designed for a dry and smooth ride. As a Twin Vee moves through the water, the boat’s symmetrical catamaran hull has lifting strakes on the side of each hull. Lifting strakes are known to produce lift at the bow of a boat by displacing water, allowing the boat to, in essence, glide above the water rather than lumber through it. Twin Vee’s lifting strakes work to not only create lift, but also to make the ride smoother. The forward motion of a catamaran boat lifts water up towards the top of the tunnel while pushing the water inward to form two counter-flowing vortexes. As these vortexes are being formed, the Twin Vee hull design aerates these vortexes with small air bubbles, which are then compressed at an increasing rate as the vortexes move down the tunnel. It is the kinetic energy stored in these compressed air bubbles, which creates a smooth and stable ride. As speed increases, the kinetic energy increases at a non-linear rate as more and more air is induced into the increasingly faster flowing vortexes. The trailing surfaces the Twin Vee hulls are specifically designed to facilitate propulsion efficiency by discharging the kinetic energy and air bubbles from the counter-flowing vortexes upon exiting astern, thus providing the propellers with a steady flow of super clean and highly ordered water.

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

 Twin Vee’s Monohull

We expect our new monohull line to appeal to first-time boat buyers, the freshwater market and consumers that prefer a monohull boat. This new monohull brand will be selling into a much larger portion of the market.

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

To date, Forza has built-out and tested multiple Forza units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, we have also electrified two pontoon boats for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing.

In late 2023 – early 2024, Forza’s outboard motor underwent an extensive redesign. This new design incorporates a new simplified frame structure that uses stacked custom castings which are sealed for increased durability and corrosion protection. The overall shape of the motor and cowlings have been updated, and the cowlings redesigned to facilitate higher volume manufacturing processes such as thermoform and injection molding. Furthermore, the motor cooling circuits have been improved to optimize cooling flow rates to the inverter, which aims to extend time on the water in a single charge. The Forza team has hired an outside consulting agency that employs many experienced outboard engineers and analysists. They have contributed input on the new design and have collaborated on the development of the design verification plan. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components.

Moreover, Forza’s propulsion system is currently undergoing extensive design verification testing. This plan consists of over 100 different tests, including safety critical operational testing, long term 2000-hour endurance tank testing, log strike testing, wave hop simulation testing, corrosion mitigation, extreme temperature testing and user interface / sea trial runs.

The system successfully passed the initial rounds of safety critical operational testing, cooling testing and is tracking for a successful endurance testing using our state-of-the-art tank station.

Later in the summer of 2024 the new motor design is expected to be sent to a third party test lab and will undergo a series of log strike simulations, which is a critical milestone in our verification process.

We are currently sourcing a lab that will conduct a comprehensive wave hop simulation test which is another important step in the verification process.

Our Strategy

Overall Strategy

We intend to capitalize on the thriving broader marine industry through the following strategies:

Develop New and Innovative Products in Our Core Market. As an innovator, designer, manufacturer, and marketer of catamaran powerboats, we strive to design new and inventive products that appeal to a broad customer base. We intend to launch a number of new products and features with best-in-class quality, with the goal of increasing sales and significant margin expansion. For example, we currently have 8 gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. We designed our first monohull boat, a 22 foot, available in both center and dual consoles. This is the first boat in a line of boats, that will be sold under our new AquaSport brand. Furthermore, our unique new product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. We intend to release new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

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

 Increase Our Sales in International Markets. We believe we have a brand that will have natural growth in international markets. Catamaran powerboats have already been accepted as the norm in many international markets. For example, the global catamaran market size was worth USD 1.35 billion in 2021 and is expected to expand at a compound annual growth rate (CAGR) of 5.8% from 2022 to 2030. The U.S. catamaran market size was worth USD 342.5 million in 2021 and is expected to expand at a CAGR of 5.4% from 2022 to 2030. With further expansion into global distribution with our expanding dealer network, including Dubai, Puerto Rico, and Costa Rica we are able to increase market share. Based on our brand and product offering, as well as out potential distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our products in developed markets where we have a dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets.

EV/Forza Specific Strategy

Forza plans to market and sell its model offerings in a variety of ways. One way will be to operate in a fundamentally different manner and structure than traditional marine manufacturers and boat dealers by adopting a direct-to-consumer sales and delivery model. Forza is building a dedicated web and app-based platform for sales, deliveries, and service operations to change the traditional boat buying and marine service experience through technological innovation, ease of use, and flexibility. Forza intends to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support its growth. Additionally, to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training or in states where there are limitations on direct sales, Forza will also market its boats through a partnership with One Water Marine, Inc. (“One Water”), one of the largest dealership networks in the United States. Forza believes its approach will enable us to provide the best of both worlds to prospective customers and support its mission to electrify recreational boating for mass production.

Currently, Forza’s web and app-based platform is expected to include the following:

●	Build and Price Boats. The web and app platform will offer prospective buyers a place to examine photos and videos of our boats, which will all have a single price based on the model type and a few available options. For example, the consumer would have four gel coat exterior choices, three interior upholstery choices, and an option to increase the battery pack capacity for extended run times. Other options would include charging cords and plugs, boating items such as bumpers, covers, and fun add-ons like clothing, allowing consumers to “personalize” their Forza X1 purchase.

●	Financing. Prospective customers will be able to apply for third-party consumer financing to complete or supplement their purchase through our web and app platform.

●	Delivery. Once manufactured, the boat will be delivered directly to a customer’s home, marina, or wherever they choose. The scheduling, communication, and support necessary for coordinating touchless delivery of our Forza boats would all be accomplished over the website or app.

●	Servicing. Forza intends to offer highly tailored and differentiated services that enable intuitive experiences throughout the entire customer lifecycle, such as warranty, repair, or other service assistance for their boats. Forza expects this all-inclusive approach will provide higher customer satisfaction, create strong brand loyalty, and increase operational efficiency while simultaneously allowing us to capture a more significant share of the entire lifecycle value of every Forza X1 boat produced. Forza anticipates having internal staff with the capability to provide an OTA (over the airwaves) update to resolve the issue remotely without the boat ever leaving the customer’s sight. As part of its customer satisfaction drive, Forza plans for its staff to make mobile service calls to the boat docks. It also intends to enter into partnering arrangements with third parties to address service needs that require more than a mobile service visit and plans to arrange for the boat to be picked up and brought to one of our partnered service centers. If a service center is not available in a customer’s area, for approved warranty repairs we will permit the owners to take their boat to their local service center who will then invoice us.

●	Customer Service and Feedback. Forza will utilize customer insights and feedback submitted via its web and app-based platform to improve its offerings by adding new capabilities and functionality. Expanded offerings based on consumer-driven feedback and data is expected to attract more customers, deepen existing customer relationships, and allow Forza to innovate more quickly.

●	Training. Forza intends to provide a series of videos that demonstrate our boats’ safe operation and upkeep. These videos would be accessible on Forza’s web and app platform and the boat’s onboard computer for quick access.

With respect to the foregoing, Forza has not yet: (i) entered into any arrangements with third parties to provide financing services through its web and app platform, or (ii) hired staff for our intended support and service department. Forza is still in the initial stages of establishing its distribution and service plans. Forza is uncertain as to when they will commence selling to end-user customers. Forza is currently in the process of identifying the states its will be allowed to sell direct-to-consumer. For states that have do not allow such an arrangement, Forza intends to make sales through One Water’s locations. One Water will be able to forecast how many fully electric boats they initially require, and after production, we will have the boats transported to the dealerships.

Similarly, Forza is in the process of identifying potential marine service centers and technicians it would like to form strategic relationships with to ensure that it has a comprehensive service support system in place when its fully electric boats are sold, it will utilize One Water dealerships and service centers where they are available. Forza will also work to establish its 500-mile radius mobile service vans and trucks before selling the first Forza X1 product so that local customers will have that option.

The One Water Agreement

Additionally, to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training, we will also market our boats through a partnership with One Water, one of the largest dealership networks in the United States. We believe our approach will enable us to provide the best of both worlds to prospective customers and support our mission to electrify recreational boating. On August 17, 2022, we entered into a five-year agreement with One Water to establish our customer experience and service centers in One Water’s current and future locations and other strategic locations across the United States pursuant to which One Water will be the sole dealer distributing our products and One Water’s retail locations may be used as potential delivery points for customers to pick up our products. We retained the right to sell our products directly to customers. The agreement may be terminated by either party for breach upon thirty days’ notice and without cause upon three months’ notice.

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

Customers who lack Forza service access through its network of mobile services vans and trucks will be able to utilize the traditional warranty claim process, which is standard throughout the recreational boat industry. In Forza’s case, a customer will contact Forza through its website or app and speak with its support and service department and provide them with details about the issues they are experiencing with their boat. If over-the-air updates to software or hardware are insufficient to solve the problems and customer experience and service center or mobile service van are not within range of the customer, its support and service department will provide assistance.

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

Forza is still in the initial stages of establishing our service plans. Forza is in the process of identifying potential marinas, service centers, and technicians we would like to form strategic relationships with to ensure that it has a comprehensive service support system in place when our fully electric boats are sold. Although Forza is planning to eventually internalize most aspects of boat warranty and service through our mobile service vans and trucks over time, initially, Forza plans to operate them within 500 miles of the Forza factory and partner with third parties elsewhere to enable nationwide coverage for its customers’ boat service and warranty repair needs.

Forza’s plans for its electric boats include the following strategies:

●	Successfully Launch the fully electric sport boat. Forza believes the successful launch of its first commercially available electric boat is critical to its ability to capitalize on the marine electric vehicle market opportunity and establish itself as leaders in the industry. Forza completed the initial prototype in 2022 and continues developing and testing.

●	Invest in Infrastructure. Forza is investing $8.0 million from its August 2022 initial public offering to build a factory solely for the manufacture of Forza’s new line of electric boats. The initial phase of our new factory will be 50,000 square feet, that will have a capacity of 500 units annually. To date, grading has been completed, and we have completed pouring the 60,000 square foot pad. All of the structural steel and rebar has been delivered, and erection of the building began on March 18, 2024. The building will be capable of producing 500 boats annually, or more, and will serve as the technology and fabrication center for Forza.

●	Use a Common Platform to Introduce New Models. Forza intends to design the fully electric sport boat with an adaptable platform architecture and common electric powertrain to provide the flexibility to use the platform to launch subsequent electric boat models cost-efficiently.

●	Focus on Technological Advancements and Cost Improvement. Forza intends to constantly look for ways to improve upon and further develop our proprietary electric powertrain system while reducing its manufacturing cost.

●	Build Forza’s Company-Owned Sales and Service Network. Forza is programming and building its expansive and vertically integrated customer-centric web and app platform to connect with customers for an end-to-end experience encompassing everything from buying, financing, delivery, servicing, and training. This customer-centric approach to sales and service will simplify accessing necessary information for potential buyers and current owners in an easily accessible and streamlined online space.

●	Leverage Industry Advancements in Battery Cells. Forza intends to leverage the substantial investments made globally by battery cell manufacturers to improve power and capacity.

●	Build and Leverage Strategic Relationships. Forza intends to establish and develop strategic relationships with industry leaders to launch our planned electric boats and sell its electric boat powertrain components. Forza envisions significant inroads with boat manufacturers to retrofit various hull configurations, replacing traditional gas outboard motors and existing boat owners who could retrofit their boats with Forza’s outboard motors, controller, and battery packs.

Forza X1 Future Factory

Forza is currently building a state-of-the-art manufacturing plant to incorporate the latest in closed-molded composite boat building technologies and electric engine assembly processes., On July 28, 2022, Forza received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to Forza of up to $1,367,100 over a twelve year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. Forza has selected its new site in McDowell County, North Carolina to build the Forza X1 factory. Forza is designing a 100,000 square foot facility designed for capacity and production of 1,000 units annually that it intends to build over time in various phases, starting with an initial 50,000 square foot facility that will have a capacity of 500 units annually that it anticipates the cost of which will be $8 million for the construction of the factory. Forza anticipates that the local incentives that it has been approved to receive will help to offset some of the cost to be incurred with respect to the building of the factory. However, there can be no assurance that such negotiations will be successful or that Forza will meet the requirements to receive the anticipated incentives will be granted to us.

Before the completion of new factory construction, all fabrication for Forza’s boats will be performed onsite at Twin Vee’s facility.

Our Strengths and Competitive Advantages

We believe that the following are the key investment attributes of our company:

Recognized Brand. We believe the Twin Vee and AquaSport brands are well-known among boating enthusiasts for performance, quality, and value, and that the market recognizes both Twin Vee and AquaSport as brands that deliver a proposition.

Diverse Product Offering. We are able to attract consumers across multiple categories within the recreational powerboat industry. We currently have nineteen (19) different models in production that range from 22-feet monohull to our newly designed 40-foot offshore 400GFX, offered at retail prices that start at approximately $55,000 and go up to $900,000. We will further diversify our offerings in 2024, with new models to our monohull line.

Focus on Innovative Product Offerings. We are currently designing numerous new boat models to meet market demand and grow our business, and our current focus is on bring a full line of monohull boats to the market under the AquaSport brand.

Price Point. Twin Vee has also made investments in infrastructure and engineering. These investments have resulted in lower material waste, reduced labor hours per boat, reduced re-work, and increased production efficiencies. Therefore, we are able to offer favorable pricing while increasing margins by controlling costs through disciplined engineering and manufacturing processes.

Our Markets

According to SSI data (Statistical Surveys Incorporated), 270,809 new watercrafts were sold in the U.S. in 2023 a decline of -14.52% across the entire industry compared to 2022. Our core market corresponds most directly with the saltwater outboard market defined by SSI and is further categorized by the power catamaran segment. The saltwater outboard market is experiencing a decline of -18.71% compared to 2022 with a total of 25, 377 new units sold in the U.S. With the current decline in the market, further normalizing post Covid. Comparatively, Twin Vee has experienced an increase of 4% percent for 2023 sales compared to 2022. Looking ahead to 2024, Twin Vee has expanded is market offering to include monohulls with the acquisition of the 60+ year old AquaSport Boats brand as of June 1st, 2023 and will further expand its model lineup with new and exciting models across both brands.

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

According to the NMMA, sales of outboard engines in the United States (which includes outboard motors) were $3.6 billion in 2022. Consumer demand for higher-performance engines hit an all-time high in 2020. The market did see a decline of 6% in 2022, over 2021.

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

We expect that shifting consumer preferences will result in significant growth in the market for electric boats, especially as the demand for recreational powerboats, in general, remains strong. We estimate consumers are increasingly willing to consider buying electric-powered boats due to the environmental and economic consequences of using gasoline-powered vehicles, as demonstrated by the increased sales of hybrid and electric automobiles in recent years. In its Electric Vehicle Outlook 2023, Bloomberg NEF expects North America passenger electric vehicle sales to total 1.6 million in 2023, with 1.4 million of those located in the United States, up 47% compared to 2022. In 2024, they expect the market to be up 32%, to a total of 1.9 million units in the United States. The prevalence of electric-powered boats is likely to follow suit.

Our initiative into sustainable marine technologies and products is well-timed. The prevalence of batteries necessary to sustain a marine EV model line is expected to rise and become cheaper. Bloomberg NEF’s Long-Term Electric Vehicle Outlook reports that annual lithium-battery demand has proliferated in recent years and meeting the demand will require unprecedented but achievable increases in materials, components, and cell production. Battery production capacity is expanding as more factories are brought online. Moreover, battery technology that improves power and capacity is being designed, developed, and adopted regularly. According to Bloomberg NEF’s report, it found that the volume-weighted average price of a lithium-ion battery pack fell 14% in 2023. to $139/kWh (kilowatt-hour). The Company is establishing itself in the market at the right time to help keep production costs as low as possible and make our boats affordable for our customers.

Forza believes its solid foundation in boat building, electric vehicle engineering expertise, and planned direct-to-consumer system will help it to rapidly innovate and introduce new boats and technologies cost-effectively. By operating its sales and service network, it believes it can offer a compelling and premium customer-centric experience while achieving operating efficiencies and capturing sales and service revenues that traditional boat manufacturers do not receive in the independent dealer model. Forza also plans to leverage its electric powertrain technology to develop and sell powertrain components to other boat manufacturers and owners.

Forza believes its proprietary electric powertrain system will enable it to design and develop zero-emission boats that overcome the design, styling, and performance issues that have historically limited broad consumer adoption of electric boats. As a result, Forza believes customers of its vehicles will enjoy many benefits, including:

●	Extended Run Times and Recharging Flexibility. Forza is designing its fully electric sport boat to offer an intermediate-range option and an option that would increase the battery pack capacity for extended run times. Charging stations specifically designed for electric boats will eventually be an option for customers as well. Norway and Venice, Italy, are beginning to construct a network of electric boat charging stations. In the United States, Lake Tahoe is now home to a rapid-charging electric boat charging station. While the US and the rest of the world begin to adopt a network of electric boat-specific stations, the design for the Forza X1 boats incorporates an onboard charging system, permitting recharging from almost any electrical outlet and residential and commercial charging stations previously only utilized for electric automobiles.

●	Energy Efficiency and Cost of Ownership. Forza believes its fully electric sport boat will offer consumers an attractive cost of ownership compared to similar outboard powerboats. By using a single powertrain and customizing the systems within the electric powertrain and the rest of the boat, its boats are more energy-efficient, and therefore less expensive to operate and maintain.

●	Environmental sustainability. Large gas-powered engines often leak and produce carbon emissions, both of which are generally harmful to fragil marine ecosystems. By offering a fully electric boat to its customers and an alternative to traditional propulsion systems, Forza e can foster a more environmentally sustainable boat brand. Our greatest hope is to be purposeful stewards of the marine industry and lead by example in environmentally friendly innovation.

●	Noise Level. So often, powerboats create large amounts of noise, disturbing wildlife and making it difficult for fellow passengers to hear one another while underway. Forza’s electric powertrain will produce little to no sound, making it easier to enjoy the sounds of nature, family, and friends. Forza’s products will also help tremendously with fishing and other sporting and water-based activities that favor less noise.

Our Dealer Network

We primarily sell our gas-powered boats through a network of 47 independent dealers in 47 locations across North America, the Caribbean (one in the Bahamas, Puerto Rico and Cayman Islands) and Central America (Panama City, Panama). We are always seeking to recruit and establish new dealers and distributors domestically and are striving to develop international distribution.

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

For the year ended December 31, 2023, our top five dealers on a consolidated basis accounted for approximately 35% of our consolidated revenues. During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales, that dealer represented 10% of total sales.

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

Floor Plan Financing

Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During the year ended December 31, 2023, a majority of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.

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

We do not maintain long-term contracts with preferred suppliers, but instead rely on informal arrangements and off-the-shelf purchases. We purchase motors from three different manufactures, we have not experienced any material shortages in any of our product parts, or components. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mix, introducing new product lines, or limiting production in response to an industry-wide reduction in boat demand.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year end December 31, 2023 five dealers represented 35% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We have not protected our intellectual property rights for our gas-powered motor products through patents or formal copyright registration, and we do not currently have any patent applications pending related to our gas-powered boats.

Forza X1 Intellectual Property

We are working to create a portfolio of proprietary designs and technology that we expect to serve as the foundation of our product development. To date, we have three design and four utility patent applications on file with the United States Patent and Trademark Office. Certain patent applications were originally filed by, and in the name of, the individual who was the inventor of the technology and since have been assigned to us. Below is a list of pending patent applications that we are seeking approval for from the United States Patent and Trademark Office. We cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. See “Intellectual Property Risks.”

IDEA / CONCEPT NAME	DESCRIPTION	IP TYPE	App Number and Filing Date
360 Steering Lower Pod with Disconnect	For outboard, lower pod steering mechanism using slewing bearing and spur gear mechanism allowing for a full 360-degree rotation. Also features a pass through the center method for cooling fluid, and an easy way to interchange lower drive units with the fixed upper unit.	Full Non-provisional Patent	App # 63,207,748 FILING DATE 03/18/21 Received Notice of Patent Granted January 2024
Original Outboard Cover Design	Original shape of outboard cover	Design Patent	App # 29/818,844 FILING DATE 12/10/21 Received Notice of Patent Granted January 2024
Unibody Frame	Shape of frame that allows vertical mounting of motor and transmission inside the outboard	Design Patent	App # 29/818,842 FILING DATE 12/10/21 Received Notice of Patent Granted January 2024
Outboard cover design — ALPHA 01 version	shape of the updated prototype cover and cowling	Design Patent	App # 29/819,262 FILING DATE 12/14/21 Received Notice of Patent Granted January 2024
Trim and Tilt with cable routing thru pivot axis	A trim and tilt assembly that routes cables through the pivot axis which protects cables, keeps the bundle from excessive bending and results in a cleaner design	Utility Patent	App # 63,287,740 FILING DATE 12/09/21

Jet Drive Lower Unit for an Electric Outboard	The design of the lower jet drive as it is configured for the integration with the electric outboard	Utility Patent	App # 63,293,420 FILING DATE 12/23/21
Closed Loop Heat Exchanger Integrated in a Lower Drive Unit	Integrate a cooling radiator inside of the lower drive propeller or jet drive unit itself. Simplify the cooling circuit by eliminating the need for a raw sea water intake.	Full Non-provisional Patent	App # 18/150,943 FILING DATE 1/06/22
cooling circuit with cartridge style inserts in the lower unit	Similar to the above but a more refined methodology of using a set of unique 3D metal printed heat exchanger cartridges	Full Non-provisional Patent	App # 18/404,991 FILING DATE 1/05/24
Outboard Motor Cowling Latch Assembly	The outboard top cover should not be removed until the electric motor and inverter is safely de-energized which typically takes 4 to 5 seconds after powering down. This invention features a special latch mechanism, a sensor to detect position of latch, and a locking solenoid which will prevent inadvertent removal of cowling cover which will prevent a user from being electrocuted.	Utility Patent	App # 18/507782 Filing Date 11/14/23
Docking Assist Motor Control and Auto-pilot mode for Trailer loading and launching	Similar to docking assist GPS guided auto-pilot systems but this one is specifically intended to assist with single handed boat launching or loading to and from a trailer. Use position sensors on the trailer, have the boat automatically guided safely by itself while the captain is backing trailer into the water, or on the trailer preparing the winch, etc.	Utility Patent	App # 63/402,124 FILED 8/30/2023
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

In addition, we provide a three-year limited fiberglass small parts warranty on some small fiberglass parts and components, such as consoles. Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by Twin Vee), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

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

Employees/Human Capital

We currently employ approximately 90 employees in our gas-powered boat segment, all of whom are full time employees. Forza has 9 full time employees working on electric-powered boats. None of our employees are represented by a labor union.

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages and benefits that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;

●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance; and

●	all employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage.

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

We have incurred losses for the years ended December 31, 2023 and 2022 and could continue to incur losses in the future.

For the years ended December 31, 2023 and 2022, respectively, we incurred a loss from operations of $11,987,299 and $6,021,708; and a net loss of $9,782,196 and $5,792,414. As of December 31, 2023, we had an accumulated deficit of approximately $14.5 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. The circumstances relating to the COVID-19 pandemic, the Russian invasion of Ukraine, the war in the Middle East, as well as other global conditions, have caused significant shortages in the supply chain. We are continuously evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient materials.

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

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For fiscal 2023, our top five dealers accounted for approximately 35% of our consolidated revenues. During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales, that dealer represented 10% of total sales. During the year ended December 31, 2022, one individual dealer had sales of over 10% of our total sales and that dealer represented 12% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the year ended December 31, 2023, the Company purchased all engines for its boats under supplier agreements with three vendors. During the year ended December 31, 2022, the Company purchased all engines for its boats under supplier agreements with one vendor. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Although we have long-term relationships with many of our suppliers, we do not have any formal agreements with any suppliers for the purchase of parts needed and our purchases are made on a purchase order basis. We have no binding commitment from our suppliers to supply any specified quantity of materials needed within any specified time period. In the event that our suppliers receive a large number of orders from other customers, there is a possibility that they will not be able to support our needs. If any of our current suppliers were to be unable to provide needed products to us, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

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

As with most boat construction businesses, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current facility, regardless of whether our facility is owned or leased or whether the environmental conditions were created by us, a prior owner or tenant, or third-party. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

Our industry is characterized by intense competition, which affects our sales and profits.

The performance sport boat category and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations. We also compete with other manufacturers for employees.

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

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Twin Vee, AquaSport and Forza brands will also depend heavily on the success of our marketing efforts. To further promote our brands and Forza’s brand, we and Forza may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales, and that one dealer represented 10% of total sales. During the year ended December 31, 2022, one dealer represented 12% of our sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon our executive officers and we may not be able to retain them and their knowledge of our business and technical expertise would be difficult to replace.

Our future success will depend in significant part upon the continued service of our Chief Executive Officer and other executive officers. We cannot assure you that we will be able to continue to attract or retain such persons. We do not have an insurance policy on the life of our chief executive officer, and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

Our Chief Executive Officer owns 27.4% of our outstanding common stock. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Maintaining the secrecy of confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

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

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of any customer data could impact our ability to retain customers or attract new customers. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Forza has not yet commercialized any boats. There can be no assurance that Forza will be able to complete development of the fully electric sport boat when anticipated, if at all, that we will be able to mass produce the fully electric sport boat or that the anticipated features or services to be included in the fully electric will create substantial interest or a market, and therefore Forza’s anticipated product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the fully electric sport boat develops, there can be no assurance that Forza would be able to maintain that market.

Forza’s operations to date have been primarily limited to finalizing the design and engineering of its electric sport boat as well as organizing and staffing Forza in preparation for launching the fully electric boat. As such, Forza has not yet demonstrated, and the success of Forza is wholly dependent upon, its ability to commercialize its products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the fully electric sport boat and our Forza’s proprietary outboard electric motor;

●	manufacturing the fully electric sport boats;

●	developing a vertically integrated direct-to-consumer distribution system; and

●	conducting sales and marketing activities.

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

Forza will require significant capital to develop and grow our business, including developing its first boat to be manufactured, as well as building its brand. Forza expects to make additional capital expenditures and incur substantial costs as it completes the design and engineering of the fully electric sport boat and prepare to commercially launch sales of its boats and grow its business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market its boats and general and administrative expenses as Forza scales its operations, identifies and commits resources to investigate new areas of demand and incurs costs as a public company. Forza’s ability to become profitable in the future will not only depend on its ability to complete the design and development of its boats but also to control its capital expenditures and costs. As Forza expands its product portfolio, it will need to manage costs effectively to sell those products at our expected margins. If Forza is unable to cost efficiently design, manufacture, market, sell and distribute and service its boats and provide its services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Forza’s planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

Forza’s distribution model is still in the planning stages. Forza currently plans to mainly sell its electric-powered boats directly to customers rather than through franchised dealerships (unless required to do so by certain states), primarily through the Forza X1 website and app platform, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. The digital customer experience via our online platform will allow customers to research, shop, choose boat hull color, interior upholstery color, and a possible upgrade of an additional battery to extend run times, order, track and take delivery through our web-based and app platform. Forza has not yet: (i) entered into any arrangements with third parties to provide financing services through Forza X1’s web and app platform, (ii) hired staff for our intended support and service department or (iii) partnered with any third parties to address service needs or operate service centers. Once the customer places the order, their Forza X1 account will request several documents, including license, insurance, etc., which can be uploaded online without ever speaking with a salesperson. If the customer has questions, concerns, or needs support through the sales and purchase process, they will be able to contact Forza X1 through the website or app with any questions or concerns.

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

This model of boat distribution is relatively new, different from the predominant current distribution model for boat manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We and Forza have no experience in selling or leasing boats direct-to-consumer and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, Forza will not be able to utilize long established relationships developed by Twin Vee with its dealer network. Moreover, Forza will be competing with companies with well established distribution channels. Forza’s success will depend in large part on our its ability to effectively develop our its own sales channels and marketing strategies.

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

Semiconductor chips are a vital input component to the electrical architecture of our electric boats, controlling wide aspects of the Forza boats’ operations. Many of the key semiconductor chips Forza intends to use in its electric boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver its boats. Forza does not have any long- term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to its reliance on these semiconductor chips, Forza is subject to the risk of shortages and long lead times in their supply. Forza in the process of identifying alternative manufacturers for semiconductor chips. Forza has in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, Forza’s manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a continued global shortage of chips through 2022. As a result, Forza’s ability to source semiconductor chips to be used in our electric boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and Forza is unable to mitigate the effects of this shortage, its ability to deliver sufficient quantities of its boats to fulfill its preorders and to support Forza’s growth through sales to new customers would be adversely affected. In addition, Forza may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of electric boats due to a continuing shortage of semiconductor chips may harm Forza’s reputation and discourage additional preorders and boat sales, and otherwise materially and adversely affect Forza’s business and operations.

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

Forza currently plans to manufacture its electric boats at a new state of the art carbon neutral factory that we plan to build in McDowell County, North Carolina. Until it is able to expand our manufacturing capacity and build the planned manufacturing facility, it expects to continue to share Twin Vee’s current manufacturing facility, which has a limited capacity and may not be able to satisfy our manufacturing needs. Although they have entered into a Transition Services Agreement with Twin Vee, the Transition Services Agreement does not provide for any dedicated manufacturing capacity for Forza. Our ability to utilize Twin Vee’s manufacturing capacity pending completion of its own facility will be subject to its availability as determined by Twin Vee and Twin Vee has no obligation to make any manufacturing capacity available to Forza under the Transition Services Agreement. As a result, its ability to produce any boats will be limited to the available capacity of the Twin Vee facility until our future manufacturing facility is operational. If Twin Vee does not provide manufacturing capacity, it will not be able to produce its electric boats unless or until we lease or purchase facilities and equipment necessary for our production purposes. Any facility that it builds will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. In addition, even if the construction of our planned facility is completed when anticipated, production at its facility could be delayed whether due to lack of equipment, workforce issues or other reasons. If Forza is unable to complete our own facility and commence production as planned, its business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in its company may be materially adversely affected.

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

Forza’s boats will rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if Forza is unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

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

Forza cannot be certain that it is the first inventor of the subject matter to which it has filed a particular patent application, or that it is the first party to file such a patent application. If another party has filed a patent application for the same subject matter as it has, it may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that Forza files will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, its competitors may design around Forza’s issued patents, which may adversely affect its and our business, prospects, financial condition, results of operations, and cash flows.

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

Many of our and Forza’s employees were previously employed by other companies with similar or related technology, products or services. We and Forza are, and may in the future become, subject to claims that we, they or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we or Forza fail to defend such claims, we or they may be forced to pay monetary damages or be enjoined from using certain technology, products, services or knowledge. Even if we or they are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

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

We and Forza rely on trade secrets, know-how and technology, which are not protected by patents, to protect the intellectual property behind our boats and the intellectual property behind Forza’s electric powertrain and for the construction of its boats. We and Forza have recently begun to use confidentiality agreements with our and its collaborators, employees, consultants, outside collaborators and other advisors to protect its proprietary technology and processes. We and Forza intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we and Forza could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our or Forza’s competitive business position.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and our management is required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Additionally, the existence of the material weakness has required management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

The shares of our Common Stock are listed for trading on The Nasdaq Capital Market under the symbol “VEE.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the stockholder’s equity requirement, or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our Common Stock. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price, improve the liquidity of our Common Stock, prevent our Common Stock from dropping below The Nasdaq Capital Market minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock is listed on The Nasdaq Capital Market, it is a covered security. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from The Nasdaq Capital Market, our Common Stock would cease to be recognized as a covered security and we would be subject to regulation in each state in which we offer our securities.

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our Common Stock could incur substantial losses.

Investors should consider an investment in our Common Stock risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors who purchase our Common Stock may not be able to sell their shares at or above the purchase price. Our stock price has been volatile and may be volatile in the future. The price of our common stock has experienced volatility. On January 20, 2023, the closing price of our common stock on the Nasdaq was $1.33 per share, on March 14, 2024, the closing price of our common stock on the Nasdaq was $1.12 per share It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all. The stock market in general has been, and the market price of our Common Stock in particular, will likely be subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our Common Stock may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

●	actual or anticipated variations in our and our competitors’ results of operations and financial condition;
●	market acceptance of our diagnostic tests and therapeutic products;
●	the mix of products that we sell and related services that we provide;
●	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;
●	development of technological innovations or new competitive diagnostic tests or therapeutic products by others;
●	announcements of technological innovations or new diagnostic tests or therapeutic products by us;
●	our failure to achieve a publicly announced milestone;
●	delays between our expenditures to develop and market new or enhanced diagnostic tests or therapeutic products and the generation of sales from those diagnostic tests and therapeutic products;
●	developments concerning intellectual property rights, including our involvement in litigation;
●	our sale or proposed sale, or the sale by our significant shareholders, of our Common Stock or other securities in the future
●	changes in key personnel;
●	success or failure of our research and development projects or those of our competitors;
●	the trading volume of our Common Stock; and
●	general economic and market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our Common Stock and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

Our Common Stock has often been thinly traded, so investors may be unable to sell at or near ask prices or at all if investors need to sell shares to raise money or otherwise desire to liquidate their shares.

To date, there have been many days on which limited trading of our Common Stock took place. We cannot predict the extent to which investors’ interests will lead to an active trading market for our Common Stock or whether the market price of our Common Stock will be volatile. If an active trading market does not develop, investors may have difficulty selling our Common Stock. We are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give investors any assurance that an active public trading market for our Common Stock will develop or be sustained. The market price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our Common Stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on Forza’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

The Company leases its office and production facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, our CEO. We entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $31,500 per month including property taxes and the lease required a $25,000 security deposit. The base rent will increase five percent (5%) on the anniversary of each annual term. We have engaged in several building improvement projects during the last year.

Forza currently shares our corporate headquarters.

 On July 28, 2022, Forza received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and Forza creating as many as 170 jobs.

In October of 2022, Forza signed a two-year lease agreement, on a warehouse facility to begin building out our prototype engines. The monthly base rent will be $7,517 the first year, including taxes and common area maintenance, the lease required a $7,517 security deposit. The bases rent will increase three (3%) on the anniversary of the annual term.

 While Forza believe these headquarters and the leased facility are adequate for current operational needs, Forza does believe that the capacity at the facility will not be sufficient to support both Twin Vee’s full-scale production and our full-scale production.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “VEEE” since July 21, 2021. The last price of our common stock as reported on the Nasdaq Capital Market LLC on March 20, 2024 was $1.23 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of March 27, 2024, we had 278 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

On May 13, 2021, the Company effected a forty thousand (40,000)-for-one stock split to the shareholders of record as of May 13, 2021. The stock split was in the form of a common stock dividend of 3,999,900 new shares and all share and per share information has been retroactively adjusted to reflect the stock split.

Dividend Policy

We did not pay a cash dividend during the 2023 or 2022 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

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

Recent Sale of Unregistered Securities

We did not sell any equity securities during the years ended December 31, 2023 and 2022 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2023 and 2022.

Equity Compensation Plan Information

Twin Vee

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan, as amended and restated on June 1, 2021 (the “2021 Plan”). The following table provides information, as of December 31, 2023 with respect to options outstanding under the 2021 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	1,271,016	3.99	291,734
Equity compensation plans not approved by security holders	—
Total	1,271,016	3.99	291,734

(1) The maximum number of shares of common stock that may be issued under the 2021 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock.

2021 Stock Incentive Plan

See “Executive Compensation and Director Compensation—Employee Benefit and Stock Plans—2021 Stock Incentive Plan” in Part III, Item 10 for a description of the Twin Vee PowerCats Co. 2021 Stock Incentive Plan.

Forza

On August 12, 2022, we adopted the Forza X1, Inc. 2022 Stock Incentive Plan (the “2022 Plan”). The following table provides information, as of December 31, 2023 with respect to options outstanding under the 2022 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	1,889,917	2.75	80,333
Equity compensation plans not approved by security holders	—
Total	1,889,917	2.75	80,333

(1) The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock.

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

Company Overview

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 19 gas-powered models in production ranging in size from our 22-foot monohull to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. We have additionally, launched the AquaSport line of monohull boats which are expected to appeal to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat, increasing our potential customer base across the nation and moving us outside on the niche catamaran market. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling over 75,000 square feet. We currently employe approximately 90 employees.

We have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats; (ii) our electric-powered boat segment which is developing fully electric boats, through our controlling interest subsidiary, Forza and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States through our wholly owned subsidiary, Fix My Boat, Inc., a Delaware corporation.

Our gas-powered boats allow consumers to use them for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 43 independent boat dealers in locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our gas-powered boats are currently outfitted with gas-powered outboard combustion engines.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, Forza, is designing and developing a line of electric-powered boats. Forza’s electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, Forza X1 has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, Forza has also electrified a pontoon boat for a major national pontoon manufacturer. Forza is in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. Forza continues to iterate the engine design, including value engineering of parts and lightweighting of engine components. Forza is experimenting with our first 300 HP stacked motor design. Forza is uncertain as to when it will obtain revenues from the sale of these fully integrated electric boats. Forza will continue to build and test prototype engines and boats for the next six to nine months.

During the year ended December31, 2023, we saw a small increase in revenue. Our Company’s objectives have been to add new, larger boat models to our GFX lineup, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. The average selling price of our units did decrease by 16%, for the year ended December 31, 2023, to approximately $137,692. This is due to the inclusion of our monohull boats which have an average selling price of approximately $62,000 per unit. The addition of the monohull boat accounted for 18% of our total sales for the year ended December 31, 2023.

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

Lower demand for these legacy models, coupled with the current economic headwinds in the boating industry, led us to close the Tennessee facility in November 2023, and to consolidate its manufacturing operations in our Florida facility. We remain dedicated to the AquaSport brand and will continue to design and produce new models, including the 240 CC which is now available for sale, and the 280 CC, which will be available over the next quarter.

In late December 2023, One Water informed us that they were going to discontinue some of their relationships with manufactures, and Twin Vee was one of those relationships. We have found that One Water struggled to achieve sales of our Twin Vee production line due to their unfamiliarity with powered catamarans. We continue to work with OneWater to help them connect and sell units to end users. We have also started working with dealers that are experienced with our products and have proven to be successful in understanding the benefits of our products and how to achieve sales.

Financial Condition

We finished the year with revenue up 4% over the prior year. Our cash, cash equivalents, restricted cash and marketable securities were $21 million at December 31, 2023. Our property, plant, and equipment along with prepaid expenses went up notably, as we have invested in additional boat molds for new model, equipment to support our increased production levels, and leasehold improvements to improve the quality of our products.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides certain selected financial information for the years presented:

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
Net sales	$33,425,912	$31,987,724	$1,438,188	4%
Cost of products sold	$23,702,885	$21,330,918	$2,371,967	11%
Gross profit	$9,723,027	$10,656,806	$(933,779)	(9%)
Operating expenses	$21,710,326	$16,678,514	$5,031,812	30%
Loss from operations	$(11,987,299)	$(6,021,708)	$(5,965,591)	99%
Other income	$(2,205,103)	$(228,294)	$(1,976,809)	866%
Net loss	$(9,782,196)	$(5,793,414)	$(3,988,782)	69%
Basic and dilutive income per share of
common stock	$(0.76)	$(0.67)	$(0.10)	15%
Weighted average number of shares of
common stock outstanding	9,520,000	7,624,938

Net Sales and Cost Sales

Our net sales increased $1,438,187, or 4% to $33,425,911 for the year ended December 31, 2023 from $31,987,724 for the year ended December 31, 2022. The number of boats sold during fiscal year ended December 31, 2023 increased 21% over the number of our boats sold during the fiscal year ended December 31, 2022. However, our average cost per unit decreased approximately $26,000. In 2023, we introduced our monohull line of boats. These are low-cost entry-level boats, in a very competitive sector. We believe that adding a full line up of monohull boats will allow us to continue to increase our net sales year over year. In 2023, 40% of our sales or approximately $6,000,000, were attributed to our 220 monohull,

Gross Profit

Gross profits decreased by $933,779, or 9% to $9,723,027 for the year ended December 31, 2023 from $10,656,806 for the year ended December 31, 2022. Gross profit as a percentage of sales, for the year ended December 31, 2023 and 2022 was 29% and 33% respectively. We attribute the 4% decline in gross profit percentage to decreased demand in the marine sector.

Total Operating Expenses

Our total operating expenses for the year ended December 31, 2023 and 2022 were $21,710,326 and $16,678,514 respectively. Operating expenses as a percentage of sales were 65% compared to 52% in the prior year.

Selling, general and administrative expenses increased by approximately 35%, or $974,781 to $3,734,406 for the year ended December 31, 2023, compared to $2,759,625 for the year ended December 31, 2022. Our advertising and marketing expenses increased 296%, from $112,319 for the year ended December 31, 2022, to $331,911 for the year ended December 31, 2023. This is due to increased expenses associated with our new AquaSport line and the Forza Electrafication event. Our rent expense increased 31%, or $134,456 to $567,602 for the year ended December 31, 2023. The increase was due to Forza Tech Center being rent for a full year compared to only 3 months in 2022, resulting in an increase of $118,900; along with a 5% increase for our rent in Fort Pierce. Hiring expense increased $77,889, due to Forza utilizing Recruiting firs to hire two Engineers. Filing fee and investor relations fees increased $85,286, due to Forza being public for an entire year in 2023, compared to only a partial year in 2022. Dues and subscriptions increased $163,812 for the year ended December 31, 2023, this is due to subscriptions related to our new ERP system, training and safety, marketing related subscriptions, option tracking and engineering related subscriptions. Expenses related to travel increased by $202,619, for the year ended December 31, 2023, this was due to required travel for staff to go to our three different facilities as well as international travel related to Forza. We also saw an increase of $60,341 for the year ended December 31, 2023, for our workers compensation expense due to our increased employment levels. Numerous other items make up the remaining increase approximately $24,000 of increased selling, general and administrative expense increase.

Salaries and wage related expenses increased by approximately 22%, or $2,472,011 to $13,929,580 for the year ended December 31, 2023, compared to $11,457,569 for the year ended December 31, 2022. The increase in salaries and wages of $1,458,260 was the result of aggressively ramping up of production, which required increasing our production and adding mid-level staff. Included in salaries and wages for the year ended December 31, 2023 was a non-cash stock-based compensation expense of $1,902,749, which was an increase of $453,997 from the prior year, due to the issuance of options to employees. We have also incurred production and executive bonus expense increase of $42,300 for the year ended December 31, 2023. Our cost of benefits, primarily health insurance, holiday pay and 401K, increased by approximately $178,996, due to our increase in headcount. Expenses for board fees increased by $60,375 in 2023, during the year ended December 31, 2022 we only incurred board fees for a portion of the year for Forza. During the years ended December 31, 2023 and 2022, respectively, we incurred $123,048 and $0 in commission expense. The remaining increase of salaries and wages during the year ended December 31, 2021 was associated with payroll taxes and benefits.

Professional fees increased by 29%, or $283,351 to $1,249,388 for the year ended December 31, 2023, compared to $966,037 for the year ended 2022. Professional fees related to Forza increased $194,692 for the year ended December 31, 2023, as we carried the costs of audit and legal fees of a public organization for an entire year compared to only a partial year in 2022. The remaining increase was due to consulting services to install and manage our new ERP system.

Depreciation expense for the year ended December 31, 2023 increased by 144%, or $799,633 to $1,353,383 for the year ended December 31, 2023 compared to $553,750 in December 31, 2022. Since our IPO in 2021 we have made significant investments in equipment, leasehold improvements and boat molds that resulted in an increased our depreciation expense.

Research and design expenses for the year ended December 31, 2023, was $1,443,569 compared to $941,533, for the year ended December 31, 2022. These expenses are associated with our development of our electric propulsion system for Forza.

Other income increased by 866%, or $1,976,809 to $2,205,103 for the year ended December 31, 2023, compared to $228,294 for the year ended, 2022. The increase in other income is primarily the result of $1,267,055 in Employee Retention Credit income. We incurred an increase in net gain in fair value of our marketable securities of $191,722, compared to a net loss in fair value of our marketable securities of $133,988 in 2022, due to improved financial market. Additionally, we recorded $909,215 in dividend income during 2023, compared to $0, in 2022. For the year ended December 31, 2023 we did see an increase in interest expense of $57,002.

Net Loss

Net loss for the year ended December 31, 2023, was $9,479,511, compared to $5,793,414 for the year ended December 31, 2022. We have spent much of the last two year assembling the tools and people necessary to increase production levels. While our revenue levels increased, our expenses also increased. Toward the end of 2023, market condition worsened, forcing us to close the Tennessee facility and consolidate operation in Fort Pierce. That coupled with the additional expenses associated with being a public company and our research and development efforts for our electric boat division, resulted in a net loss for 2023. With these investments, we are building the foundation for our future, not only for our gas powered boats, but also for our electric boat division. We have decreased our head count significantly and work to right size the business for the current state of the economy, while keep our core strengths intact. Basic and dilutive loss per share of common stock increased for the year ended December 31, 2023 to ($0.76) compared to ($0.67) for the year ended December 31, 2022.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2023 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, adding staff, and increasing inventory levels. Our priority over the next several months is to minimize new purchase orders and to deploy as much of this inventory as possible into new production.

The following table provide selected financial data about us as of December 31, 2023 and December 31, 2022.

	December 31,	December 31,
	2023	2022

Cash, cash equivalents and restricted cash	$16,755,233	$23,501,007
Marketable securities	$4,462,942	$2,927,518
Current assets	$26,646,318	$29,887,529
Current liabilities	$4,216,345	$3,791,063
Working capital	$22,429,973	$26,096,466

As of December 31, 2023, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Annual Report. As of December 31, 2023, we had $21,218,175 of cash, cash equivalents, restricted cash and marketable securities, total current assets of $26,646,318, and total assets of $39,846,713. Our total liabilities were $7,797,098. Our total liabilities were comprised of current liabilities of $4,216,345 which included accounts payable and accrued liabilities of $3,474,538, contract liability of $44,195, finance lease liability of $214,715 and current portion of operating lease right of use liability of $482,897, and long-term liabilities of $3,580,753. As of December 31, 2022, we had $23,501,007 of cash, cash equivalents and restricted cash, marketable securities of $2,927,518, total current assets of $29,887,529 and total assets of $38,231,480. Our total current liabilities were $3,791,063 and total liabilities of $5,210,591 which included long-term operating lease liabilities for the lease of our facility.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents, restricted cash and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We do anticipate Forza’s expenses to increase during the next year as it constructs its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s initial public offering, its secondary offering and certain grant funding, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

 Cash Flow

	Years Ended
	December 31,
	2023	2022	Change	% Change
Cash used in operating activities	$(6,934,773)	$(4,146,031)	(2,788,742)	(67%)
Cash used in investing activities	$(6,629,021)	$(195,605)	6,433,416	3,289%
Cash provided by financing activities	$6,818,020	$20,867,340	(14,049,320)	(67%)
Cash at end of year	$16,755,233	$23,501,007	(6,745,774)	(29%)

Cash Flow from Operating Activities

For the year ended December 31, 2023, net cash flows used in operating activities was $6,934,773 compared to $4,146,030 during the year ended December 31, 2022. We have increased inventory levels by $1,296,045, due to having three different manufactures for engines and to bringing inventory in for the Tennessee facility, and due to our increased product offerings. Our net loss was $9,782,196, was decreased by non-cash expenses of approximately $4,062,597 primarily due to stock-based compensation of $1,902,749, depreciation of $1,353,383, change of right-of-use asset and lease liabilities of $474,630, change in inventory reserve of $419,616 and net change in fair value of marketable securities of $87,781. For the year ended December 31, 2023, our accounts payable increased $333,346, due to our increase in inventory, prepaid expenses and other current assets decreases by $419,195, due to not being required to prepay for incoming engines, as we were in 2022. For the year ended December 31, 2023, our operating lease liabilities decreased $479,315 and our accrued liabilities decreased by $165,257. Contract liabilities increased by $38,895. Accounts receivable increased by $65,993.

Cash Flow from Investing Activities

During the year ended December 31, 2023, we used $6,629,021 for investment activities, compared to $195,605 used during the year ended December 31, 2022. We increased our property and equipment by $5,162,478, we invested in marketable securities of $1,343,702 and we realized a gain on the sale of marketable securities, available for sale of $103,941. The majority of the property and equipment purchased were molds for our boat production, for AquaSport and Twin Vee, investing and additional $3,593,709. We further spent $1,119,758 on the land in Tennessee and in North Carolina. We also spent approximately $714,991 on machinery and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was approximately $6,818,021 compared to net cash provided by financing activities of $20,867,340 for the year ended December 31, 2022. The cash flow from financing activities for the year ended December 31, 2023 included proceeds of $6,996,015 and deferred offering cost of $66,463 from a follow on underwritten public offering for Forza in June 2023. Additional cash used for financing activities of $90,153 was related to equipment financing, and $21,379 was used for a Forza buy back of stock. The cash provided by financing activities for the year ended December 31,2022, included $20,936,825 in net proceeds from the Forza offering.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the consolidated balance sheets. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer.

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

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, the recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows.

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

Twin Vee Powercats Co. and subsidiaries

CONSOLIDTAED FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and the Stockholders of

Twin Vee Powercats Co. and Subsidiaries

Fort Pierce, Florida

Opinion on the Financial Statement

We have audited the accompanying consolidated financial statements of Twin Vee Powercats Co. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets at December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

March 27, 2024

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets
Current Assets
Cash and cash equivalents	$16,497,703	$23,501,007
Restricted cash	257,530	—
Accounts receivable	80,160	14,167
Marketable securities	4,462,942	1,481,606
Inventories, net	4,884,761	4,008,332
Prepaid expenses and other current assets	463,222	882,417
Total current assets	26,646,318	29,887,529

Marketable securities - non current	—	1,445,912
Property and equipment, net	12,293,988	5,535,902
Operating lease right of use asset	854,990	1,329,620
Security deposit	51,417	32,517
Total Assets	$39,846,713	$38,231,480

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,399,026	$2,065,680
Accrued liabilities	1,075,512	1,240,769
Contract liabilities	44,195	5,300
Finance lease liability	214,715	—
Operating lease right of use liability	482,897	479,314
Total current liabilities	4,216,345	3,791,063

Economic Injury Disaster Loan	499,900	499,900
Finance lease liability - noncurrent	2,644,123	—
Operating lease liability - noncurrent	436,730	919,628
Total Liabilities	7,797,098	5,210,591

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding	9,520	9,520
Additional paid-in capital	37,848,657	35,581,022
Accumulated deficit	(14,346,984)	(7,154,808)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	23,511,193	28,435,734
Equity attributable to noncontrolling interests	8,538,422	4,585,155
Total stockholders’ equity	32,049,615	33,020,889

Total Liabilities and Stockholders' Equity	$39,846,713	$38,231,480

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2023	2022

Net sales	$33,425,912	$31,987,724
Cost of products sold	23,702,885	21,330,918
Gross profit	9,723,027	10,656,806

Operating expenses:
Selling, general and administrative	3,734,406	2,759,625
Salaries and wages	13,929,580	11,457,569
Professional fees	1,249,388	966,037
Depreciation and amortization	1,353,383	553,750
Research and development	1,443,569	941,533
Total operating expenses	21,710,326	16,678,514

Loss from operations	(11,987,299)	(6,021,708)

Other income (expense):
Dividend income	909,215	—
Other income	9,898	155,137
Interest expense	(221,157)	(164,155)
Interest income	48,370	75,401
Loss on disposal of assets	—	(60,088)
Unrealized gain on marketable securities	87,781	(133,988)
Realized gain on marketable securities	103,941	—
Employee Retention Credit income	1,267,055	355,987
Total other income	2,205,103	228,294

Income before income tax	(9,782,196)	(5,793,414)
Income taxes provision	—	—
Net loss	(9,782,196)	(5,793,414)
Less: Net loss attributable to noncontrolling interests	(2,590,020)	(656,162)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(7,192,176)	$(5,137,252)

Basic and dilutive loss per share of common stock	$(0.76)	$(0.67)
Weighted average number of shares of common stock outstanding	9,520,000	7,624,938

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	—	$—	7,000,000	$7,000	$18,710,256	$(2,017,556)	$—	$16,699,700

Common stock issued for payment on behalf of parent	—	—	20,000	20	52,380	—	—	52,400
Common stock issued for cash	—	—	2,500,000	2,500	5,999,337	—	—	6,001,837
Subsidiary share issuance	—	—	—	—	9,588,172	—	5,241,317	14,829,489
Stock-based compensation	—	—	—	—	1,448,751	—	—	1,448,751
Merger of Twin Vee PowerCats, Inc.	—	—	—	—	(217,874)	—	—	(217,874)
Net loss	—	—	—	—	—	(5,137,252)	(656,162)	(5,793,414)
Balance, December 31, 2022	—	$—	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Subsidiary share issuance	—	—	—	—	364,886	—	6,564,666	6,929,552
Stock-based compensation	—	—	—	—	1,902,749	—	—	1,902,749
Subsidiary stock repurchase	—	—	—	—	—	—	(21,379)	(21,379)
Net loss	—	—	—	—	—	(7,192,176)	(2,590,020)	(9,782,196)
Balance, December 31, 2023	—	$—	9,520,000	$9,520	$37,848,657	$(14,346,984)	$8,538,422	$32,049,615

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(9,782,196)	$(5,793,414)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,902,749	1,448,751
Depreciation and amortization	1,353,383	553,750
Loss on disposal of asset	—	60,088
Change of right-of-use asset	474,630	397,136
Net change in fair value of marketable securities	(87,781)	133,988
Change in inventory reserve	419,616	—
Changes in operating assets and liabilities:
Accounts receivable	(65,993)	(9,030)
Inventories	(1,296,045)	(2,208,563)
Prepaid expenses and other current assets	419,195	21,339
Accounts payable	333,346	864,819
Accrued liabilities	(165,257)	783,955
Operating lease liabilities	(479,315)	(390,050)
Contract liabilities	38,895	(8,800)
Net cash used in operating activities	(6,934,773)	(4,146,031)

Cash Flows From Investing Activities
Security deposit	(18,900)	(7,517)
Realized gain on sale of marketable securities, available for sale	(103,941)	—
Net (purchases) sales of investment in trading marketable securities	(1,343,702)	3,002,591
Proceeds from sale of property and equipment	—	175,000
Purchase of property and equipment	(5,162,478)	(3,365,679)
Net cash used in investing activities	(6,629,021)	(195,605)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	6,001,836
Proceeds from Forza Issuance of common stock	6,996,015	14,934,989
Deferred offering costs	(66,463)	—
Forza stock repurchase	(21,379)	—
Advances from related parties	—	(11,826)
Repayment to related parties	—	(57,659)
Finance lease payments	(90,153)	—
Net cash provided by financing activities	6,818,020	20,867,340

Net change in cash, cash equivalents and restricted cash	(6,745,774)	16,525,705
Cash and cash equivalents at beginning of the year	23,501,007	6,975,302
Cash, cash equivalents and restricted cash at end of the year	$16,755,233	$23,501,007

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$235,519	$150,399

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—	$176,226
Common stock issued for payment on behalf of parent	—	52,400
Right of use asset - finance leases	$2,948,991	$—

Reconciliation to the Consolidated Balance Sheets
Cash and cash equivalents	$16,497,703	$23,501,007
Restricted cash	257,530	—
Total cash, cash equivalents and restricted cash	$16,755,233	$23,501,007

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly-owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for 2023 and 2022, we anticipate focusing resources on this entity in the future.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed its name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, that it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary).

On April 20, 2023, the Company formed AquaSport Co.(“AquaSport”), a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff Tennessee.

Merger

On December 5, 2022, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2022 (the “Merger Agreement”), by and between Twin Vee PowerCats Co. and Twin Vee Powercats, Inc., a Florida corporation (“Twin Vee Inc.” or “TVPC”), TVPC was merged with and into the Company (the “Merger”).

As Twin Vee Inc. did not meet the definition of a business under ASC 805, the merger was not accounted for as a business combination. The Merger was accounted for as a recapitalization of Twin Vee PowerCats, Co., effected through the exchange of TVPC shares for Twin Vee PowerCats, Co. shares, and the cancellation of Twin Vee PowerCats, Co. shares held by Twin Vee Inc. Upon the effective date of the Merger, December 5, 2022, Twin Vee Co. accounted for the Merger by assuming TVPC’s net liabilities. Twin Vee PowerCats, Co.’s financial statements reflect the operations of TVPC. prospectively and will not be restated retroactively to reflect the historical financial position or results of operations of TVPC.

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiary, AquaSport, Fix My Boat, and controlling interest subsidiary, Forza X1, collectively referred to as the “Company”.

The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying consolidated balance sheets.

Total accounts receivable
January 1, 2022	$5,137
January 1, 2023	$14,167
December 31, 2023	$80,160

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At December 31, 2023 and 2022, the Company had customer deposits of $44,195 and $5,300, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are refundable, we are uncertain when we will be able to recognize as revenues.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2023 and 2022, the Company had $15,868,574 and $22,666,301, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2023 and 2022, the Company had cash and cash equivalents of $16,755,233 and $23,501,007, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On December 31,2023 and 2022, included within restricted cash on the Company’s consolidated balance sheets is an irrevocable letter of credit for $257,530 and $0, respectively.

Marketable Securities

The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in other income.

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

Accounts Receivable

The Company carries its accounts receivables net of an allowance for credit losses. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, and customer creditworthiness. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economy, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method on a first-in first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

At December 31, 2023 and 2022, the provision for excess or obsolete inventories is $419,616 and $0, respectively.

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

The following table shows the changes in the aggregate product warranty liability for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Balance as of the beginning of year	$92,373	$75,000
Less: Payments made	(358,129)	(227,229)
Add: Provision for current years warranty	458,650	244,602
Balance as of end of year	$192,894	$92,373

Advertising

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2023 and 2022, advertising costs incurred by the Company totaled $444,231 and $112,320, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the years ended December 31, 2023 and 2022, research and development costs amounted to $1,157,585 and $941,533, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the years ended December 31, 2023, and 2022, shipping and handling costs amounted to $718,635 and $179,998, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the year ended December 31, 2023, the Company purchased all engines for its boats under supplier agreements with three vendors. During the year ended December 31, 2022, the Company purchased all engines for its boats under supplier agreements with one vendor. For the years ended December 31, 2023 and 2022, total purchases from these vendors were $9,252,915 and $5,020,973, respectively.

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

Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) (“ASU 2013-06”) by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met.

For the years ended December 31, 2023 and 2022, respectively, the Company received $1,267,055 and $355,987, from the Employee Retention Credit (ERC).

Stock-Based Compensation

The Company recognizes stock-based compensation costs for its restricted stock and restricted stock units, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Compensation cost is recognized over the service period for the fair value of awards that vest.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company adopted this standard effective January 1, 2023, and the adoption of this ASU did not have a significant impact on the consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

2. Marketable Securities

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$4,473,033	$50,878	$(60,969)	$4,462,942
Certificates of Deposits	—	—	—	—
Total marketable securities	$4,473,033	$50,878	$(60,969)	$4,462,942

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$2,575,817	$—	$(139,484)	$2,436,333
Certificates of Deposits	517,815		(26,630)	491,185
Total marketable securities	$3,093,632	$—	$(166,114)	$2,927,518

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 and 2022 are as follows:

		Fair Value Measurements Using

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:

Corporate Bonds	$4,462,942	$—	$4,462,942	$—
Total marketable securities	$4,462,942	$—	$4,462,942	$—

		Fair Value Measurements Using

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$2,436,333	$—	$2,436,333	$—
Certificates of Deposits	491,185	491,185	—	—
Total marketable securities	$2,927,518	$—	$2,436,333	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Inventories

At December 31, 2023 and 2022 inventories consisted of the following:

	December 31,	December 31,
	2023	2022

Raw Materials	$5,001,512	$3,628,978
Work in Process	96,721	246,734
Finished Product	206,144	132,620
Total Inventory	$5,304,377	$4,008,332
Reserve for Excess and Obsolete	(419,616)	—
Net inventory	$4,884,761	$4,008,332

5. Property and Equipment

At December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Machinery and equipment	$2,692,473	$1,977,482
Furniture and fixtures	40,299	20,335
Land	1,119,758	—
Leasehold improvements	1,228,860	950,132
Software and website development	300,935	148,693
Computer hardware and software	159,342	123,088
Boat molds	5,871,373	2,277,664
Vehicles	143,360	94,534
Electric prototypes and tooling	142,526	142,526
Assets under construction	2,977,894	859,839
	14,676,820	6,594,293
Less accumulated depreciation and amortization	(2,382,832)	(1,058,391)
	$12,293,988	$5,535,902

Depreciation and amortization expense of property and equipment for the year ended December 31, 2023 and 2022 is $1,353,383 and $553,750, respectively.

6. Leases – Related Party

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

At December 31, 2023 and 2022, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2023	2022
Operating lease ROU asset	$779,843	$1,167,551

	December 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$414,364	$393,069
Non-current portion	436,731	851,096
Total	$851,095	$1,244,165

At December 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2024	$416,745
2025	437,582
Total lease payment	854,327
Less imputed interest	(3,232)
Total	$851,095

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2023
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	1.92

7. Leases

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

At December 31, 2023 and 2022, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2023	2022
Operating lease ROU asset	$75,147	$162,069

	December 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$68,532	$86,245
Non-current portion	—	68,532
Total	$68,532	$154,777

At December 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,
2024	$69,680
Less imputed interest	(1,148)
Total	$68,532

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.79

8. Finance Leases

Vehicle and Equipment Lease

The Company has finance leases for a vehicle, two forklifts, and a copy machine. The Company entered into the vehicle lease in February of 2023, with an asset value of $48,826, which is recorded in net property and equipment on the consolidated balance sheet, it is a 60-month lease at a 3% interest rate. At December 31, 2023 and 2022, the net book value was $40,688 and $0, respectively. The Company entered into the first forklift lease in January of 2023, with an asset value of $43,579, which is recorded in net property and equipment on the consolidated balance sheet. It is a 60-month lease at a 7.5% interest rate. At December 31, 2023 and 2022, the net book value was $37,042 and $0, respectively The Company entered into the second forklift lease in July of 2023, with an asset value of $35,508, which is recorded in net property and equipment on the consolidated balance sheet. It is a 60-month lease at a 5.0% interest rate. At December 31, 2023 and 2022, the net book value was $34,239 and $0, respectively. The Company entered into the copier lease in July of 2023, with an asset value of $14,245, which is recorded in net property and equipment on the consolidated balance sheet. It is a 60-month lease at a 7.0% interest rate. At December 31, 2023 and 2022, the net book value was $13,566 and $0.

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

Finance leases on the AquaSport lease are recorded in property and equipment, net on the consolidated balance sheet.

	December 31,	December 31,
	2023	2022
Land	$1,000,000	$—
Building	100,000	—
Molds	2,000,000	—

At December 31, 2023 and 2022, supplemental balance sheet information related to finance leases were as follows:

	December 31,	December 31,
	2023	2022
Finance lease liabilities:
Current portion	$214,715	$—
Non-current portion	2,644,123	—
Total	$2,858,838	$—

At December 31, 2023, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2024	$298,249
2025	298,248
2026	290,842
2027	292,927
Thereafter	1,987,354
Total lease payment	3,167,620
Less imputed interest	(308,782)
Total	$2,858,838

The following summarizes other supplemental information about the Company’s finance lease:

December 31,
2023
Weighted average discount rate	3.03%
Weighted average remaining lease term (years)	4.34

9. Accrued Liabilities

At December 31, 2023 and 2022, accrued liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued wages and benefits	$343,511	$333,976
Accrued interest	33,245	47,607
Accrued bonus	—	20,000
Accrued rebates	—	15,000
Accrued professional fees	—	89,500
Accrued operating expense	115,037	64,601
Accrued assets under construction	390,825	—
Accrued inventory	—	577,712
Warranty reserve	192,894	92,373
	$1,075,512	$1,240,769

 10. Short-term Debt

On December 31, 2023 and 2022, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,250,000, respectively. Interest on our Wells Fargo line is calculated in two ways, the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which, is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On December 31, 2023 and 2022, our interest rate was 11.6% and 6.5%. Interest on our Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On December 31, 2023 and 2022, our interest rate was 16.8% and 0%, respectively. On December 31, 2023 and 2022, the outstanding balance with Wells Fargo was $231,736 and $699,638, respectively. On December 31, 2023 and 2022, the outstanding balance with Yamaha Motor Finance was $210,674 and $0, respectively. The outstanding balances are included in account payable on the consolidated balance sheet.

11. Notes Payable – SBA EIDL Loan

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year Ending December 31,
2024	$—
2025	—
2026	—
2027	6,611
2028 and thereafter	493,289
Total	$499,900

12. Related Party Transactions

As discussed in note 6, the Company has leased its facilities from a company owned by its CEO.

During the years ended December 31, 2023 and 2022, respectively, we recorded $36,000 and $24,225 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the Chief Executive Officer of Forza. Additionally, during the years ended December 31, 2023 and 2022, respectively, Aqua Sport recorded expense of $50,000 and $0, for compensation for his work to start up the Tennessee facility.

During the years ended December 31, 2023 and 2022, the Company received a monthly fee of $6,800 and $5,000, respectively, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the consolidated financial statements.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2023 and 2022, the lease expense was $20,000 and $10,036, respectively.

13. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $10,510,252 or 76 units, and $10,693,000 or 67 units, as of December 31, 2023, and December 31, 2022, respectively. The Company incurred no impact from repurchase events during the years ended December 31, 2023 and December 31, 2022.

Short-term lease

In August of 2022, Forza signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the year ended December 31, 2023, the lease expense was $4,400.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

14. Stockholders’ Equity

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

Common Stock Warrants

As of December 31, 2023, the Company had outstanding 293,750 warrants. 150,000 warrants at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. 143,750 warrants at exercise price of $34,375 were issued in connection with the Offering. Warrants are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in this offering.

There was no warrant activity during the year ended December 31, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2022. As of December 31, 2023, there were shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the year ended December 31, 2023 and 2022, the Company recorded $1,902,749 and $1,448,751, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the year ended December 31, 2023 and 2022:

Year ended
December 31,
	2023	2022
Expected term	5 years	4.94 - 5 years
Expected average volatility	35.91 - 51%	49 - 55%
Expected dividend yield	—	—
Risk-free interest rate	1.50 –4.72%	0.72 - 1.00%

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value
	Options	Exercise Price	(years)	of options

Outstanding, December 31, 2021	713,612	$5.13	9.54	$1,546,642
Granted	583,083	2.88	10.00	791,177
Exercised	—	—	—	—
Forfeited/canceled	(13,124)	(4.81)	(8.93)	(13,238)
Outstanding, December 31, 2022	1,283,571	$4.14	8.95	$2,324,581
Granted	75,000	1.35	10.00	39,960
Exercised
Forfeited/canceled	(87,555)	(3.65)		(151,394)
Outstanding, December 31, 2023	1,271,016	$3.99	8.04	$2,213,147

Exercisable options, December 31, 2023	870,444	$4.40	7.83

At December 31, 2023, 400,572 share of Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with a fair value equal to the closing market price of our common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years.

	Restricted Stock Units Outstanding		Weighted
	Number of	Weighted Average Grant – Date	Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, December 31, 2022	—	$—	—	$—
Granted	91,875	2.25	3.0	130,463
Exercised
Forfeited/canceled	(24,625)	(2.25)		(34,968)
Outstanding, December 31, 2023	67,250	$2.25	2.07	$95,495

Forza

Common Stock Warrants

As of December 31, 2023, Forza had outstanding warrants to purchase shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the year ended December 31, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of December 31, 2023, there were shares remaining available for grant under this Plan. Stock based compensation expense is included in the consolidated statements of operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the year ended December 31, 2023 and 2022, Forza recorded $1,345,270 and $458,346, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the year ended December 31, 2023:

	Year ended December 31, 2023	2022
Expected term	5 years	5 years
Expected average volatility	108 - 113%	110 - 113%
Expected dividend yield	—	—
Risk-free interest rate	2.98 –4.72%	2.98 – 3.62%

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value of
	Options	Exercise Price	(years)	option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.75	9.36	$4,257,500

Exercisable options, December 31, 2023	611,250	$2.79	2.79

At December 31, 2023, Forza options are unvested and expected to vest over the next three years.

15. Customer and Supplier Concentration

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales, and one customer represented 10% of total sales. During the year ended December 31, 2022, one individual customer had sales of over 10% of our total sales and one customer represented 12% of total sales.

During the year ended December 31, 2023, we purchased a substantial portion of materials from one third-party vendors. As of December 31, 2023, the amount due to the vendors was $396,828. During the year ended December 31, 2022, we purchased a substantial portion of materials from two third-party vendors. As of December 31, 2022, the amount due to the vendors was $845,042. The Company believe there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

16. Income Tax

Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes in 2022. In 2021, the Company reversed valuation allowances against previously reserved deferred tax assets, accordingly, there was no provision for current and deferred federal or state income taxes.

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

Twin Vee

	December 31,	December 31,
	2023	2022

Non-operating loss carryforward	$7,725,000	$4,976,000
Valuation allowance	(7,725,000)	(4,976,000)
Net deferred tax asset	$—	$—

Forza X1

	December 31,	December 31,
	2023	2022

Non-operating loss carryforward	$875,000	$532,000
Valuation allowance	(875,000)	(532,000)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During years ended December 31, 2023 and 2022, respectively the Twin Vee valuation allowance increased by approximately $2,749,000 and $1,176,000 and the Forza X1 valuation allowance increased by approximately S343,000 and $532,000. The Company has net operating and economic loss carry-forwards of approximately $8.6 million available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2020 to 2022 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2020 to 2022, are subject to review by the tax authorities.

17. Net Loss Per Share

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

Basic and diluted loss per common share have been computed based on the following as of years ending December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

Numerator for basic and diluted net loss per share:
Net loss	$(7,192,176)	$(5,137,252)
Denominator:
For basic net loss per share - weighted average common shares outstanding	9,520,000	7,624,938
Effect of dilutive stock options	—	—
For diluted net loss per share - weighted average common shares outstanding	9,520,000	7,624,938
Net loss per share -Basic:
Net loss per share	$(0.76)	$(0.67)
Net loss per share - Diluted:
Net loss per share	$(0.76)	$(0.67)

For the years ended December 31, 2023 and 2022, all potentially dilutive securities were antidilutive.

18. Segment

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

The following table shows information by reportable segments for the three and year ended December 31, 2023 and 2022:

For the Year Ended December 31, 2023
			Electric Boat
	Gas-Powered Boats	Franchise	and Development	Total
Net sales	$33,388,794	$—	$37,118	$33,425,912
Cost of products sold	23,545,248	—	157,637	23,702,885
Operating expense	15,234,159	3,253	6,472,914	21,710,326
Loss from operations	(5,390,613)	(3,253)	(6,593,433)	(11,987,299)
Other income (expense)	1,559,742	(14,959)	660,320	2,205,103
Net loss	$(3,830,871)	$(18,212)	$(5,933,113)	$(9,782,196)

For the Year Ended December 31, 2022

			Electric Boat
	Gas-Powered Boats	Franchise	and Development	Total
Net sales	$31,988,756	$(1,032)	$—	$31,987,724
Cost of products sold	21,097,148	1,027	232,743	21,330,918
Operating expense	13,274,952	35,399	3,368,163	16,678,514
Loss from operations	(2,383,344)	(37,458)	(3,600,906)	(6,021,708)
Other income (expense)	239,177	(34,060)	23,177	228,294
Net loss	$(2,144,167)	$(71,518)	$(3,577,729)	$(5,793,414)

Property and equipment, net classified by business were as follows:

	December 31,	December 31,
	2023	2022
Gas-Powered Boats	$8,825,027	$4,694,607
Franchise	$—	$—
Electric-Boats	$3,468,961	$765,406

19. Subsequent Events

The Company has evaluated all event or transactions that occurred after December 31, 2023 through March 25, 2024, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

On January 1, 2024, our 2021 Stock Incentive Plan automatically increased, and will continue to increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. For 2024, the maximum number of common stock shares that can be issued will be 4,284,000.

On March 4, 2024, Mrs. Carrie Gunnerson, the Company’s then Chief Financial Officer, provided the Company notice of her resignation as an executive officer of the Company and of Forza, effective May 31, 2024. Mrs. Gunnerson informed the Company that she was resigning to pursue another opportunity and that her resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

On March 6, 2024, Mr. James Leffew, Forza X1’s then Chief Executive Officer, provided the Company notice of his resignation as an executive officer of the Company, effective June 2, 2024. Mr. Leffew informed Forza X1 that he was resigning from the Company as an executive officer to pursue another opportunity and that his resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were not effective.

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

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We are actively recruiting a Chief Financial Officer to replace Ms. Gunnerson and a full-time Controller and have retained a full time Staff Accountant; we have selected and are working on implementing a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2023, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we hired additional staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

Item 9B. Other Information.

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	59	Chief Executive Officer, President and Director
Preston Yarborough	44	Vice President and Director
Carrie Gunnerson	48	Chief Financial Officer

Non-Employee Directors:
Bard Rockenbach (1)(2)(3)	62	Director
James Melvin (1)(2)(3)	62	Director
Neil Ross (1)(2)(3)(6)	62	Director
Kevin Schuyler (1)(2)(3)(4)(5)	55	Director

•	Mrs. Gunnerson provided notice of her resignation to be effective May 31, 2024.

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of nominating and corporate governance

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

Neil Ross has been a member of our Board of Directors since April 8, 2021. Mr. Ross also serves as a member of the board of directors of Forza. He has over 30 years of experience in launching products and companies and promoting and growing brands. He has served as the Chief Executive Officer of James Ross Advertising since founding it in February 2003. Most notably, Neil has extensive marine experience partnering with brands like Galati Yachts Sales, Jefferson Beach Yacht Sales, Allied Marine, Bertram Yachts, Twin Vee, Jupiter Marine and Sealine to name a few. Mr. Ross received his Bachelor’s degree from Florida State University.

We believe Mr. Ross’ experience in the yacht and boating industry as well as his expertise in brand awareness and growth makes him well qualified to be a director of the Company.

Kevin Schuyler, CFA has been a member of our Board of Directors since July 2022. Mr. Schuyler also serves as a member of the board of directors of Forza. Mr. Schuyler is the Vice Chairman of the board of directors and Lead Independent Director of Adial Pharmaceuticals, Inc. (NASDAQ: ADIL) where he has served as a director since April 2016. He currently also serves as a senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, VA, with approximately $10 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC. We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets.

We believe Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Significant Employee

Jim Leffew was appointed as Chief Executive Officer and President of Forza in December 2021. Mr. Leffew served as the Senior Vice President, Manufacturing of Maverick Boat Group, Inc. from September 1999 until April 2021, where he was responsible for overseeing manufacturing operations and over 450 direct employees at a company with over $125 million in sales. Prior to joining Maverick Boat Group, Inc., from September 1994 to September 1999 he was a Facilities Director at the Harbor Branch Oceanographic Institution where he directed all construction and maintenance needs for an over 500,000 square foot mixed-use space and managed a budget exceeding $5 million a year. Mr. Leffew received his Bachelor of Science in Mechanical Engineering from the University of Central Florida in July 1987.

On March 6, 2024, Mr. Leffew notified Forza of his decision to resign effective immediately as Chief Executive Officer and President of Forza.

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

Our certificate of incorporation provides that our board of directors is divided into three (3) classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three (3) classes as follows:

●	the Class I directors are Neil Ross and Bard Rockenbach, and their terms will expire at the annual meeting of stockholders to be held in 2025;

●	the Class II directors are James Melvin and Preston Yarborough, and their terms will expire at the annual meeting of stockholders to be held in 2026; and

●	the Class III directors are Kevin Schuyler and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2024.

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

Director Independence

Our common stock has traded The Nasdaq Capital Market, or Nasdaq, under the symbol “VEEE” since July 21, 2021. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Board of Directors Committees

We currently have an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and the responsibilities described below. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Bard Rockenbach	Member	Member	Member
James Melvin	Member	Member	Member
Neil Ross	Member	Member	Chairman
Kevin Schuyler	Chairman	Chairman	Member

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

●

establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	review and discuss the Company’s policies regarding information technology security and protection from cyber risks.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq, a copy of which is available on our website at www.twinvee.com. The Board has determined that Mr. Schuyler is an audit committee financial expert, as such term is used in Section 407 of Regulation S-K.

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

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq, a copy of which is available on our website at www.twinvee.com

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee consist of Bard Rockenbach, James Melvin, Neil Ross and Kevin Schuyler. Neil Ross serves as the chair of our nominating and corporate governance committee. Each is independent, as that term is defined under the rules of Nasdaq. Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and corporate governance committee:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq, a copy of which is available on our website at www.twinvee.com

Risk Oversight

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2023, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, President and Chief Executive Officer

●	Preston Yarborough, Vice President

●	Carrie Gunnerson, Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2023 and December 31, 2022.

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards ($)(1)	Compensation		Total ($)

Joseph C. Visconti	2023	250,000	300,000	80,016	49,758	(2)	679,774

President and Chief Executive Officer	2022	250,000	300,000	1,990,196	44,356	(2)	2,584,552

Preston Yarborough	2023	185,841	61,208	27,212	23,036	(3)	297,297

Vice President	2022	160,000	42,167	—	21,030	(3)	223,197

Carrie Gunnerson	2023	211,000	63,300	27,212	18,461	(4)	319,973
Chief Financial Officer	2022	187,462	73,300	107,516	12,080	(4)	380,358

(1)	Options issued pursuant to the Twin Vee 2021 Stock Incentive Plan and the Forza 2022 Stock Incentive Plan. The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2023 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for the fiscal year ended December 31, 2023.

(2)	Consists of $30,000 of car expense paid, $18,461 of health insurance expense, and $1,297 of life insurance paid in 2023 and $30,000 of car expenses and $14,356 of health insurance expenses paid in 2022.

(3)	Consists of $12,000 of car expenses paid and $11,036 of health insurance expense paid in 2023 and $12,000 of car expenses and $9,030 of health insurance paid in 2022.

(4)	Consists of $18,461 of health insurance expense paid in 2023 and $12,080 of health insurance paid in 2022.

(5)	Mrs. Gunnerson provided notice of her resignation to be effective May 31, 2024.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2023)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2023:

Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	219,111	52,889	(1)	5.80	6/8/2031	—	—
President and Chief	188,889	2,111,111	(2)	5.00	8/10/2032	—	—
Executive Officer	97,222	152,778	(3)	2.01	10/19/2032	—	—
	33,333	66,667	(4)	1.33	12/14/2032	—	—
	6,453	137,547	(6)	0.70	10/4/2033	—	—

Preston Yarborough	109,555	26,445	(1)	5.80	6/8/2031	—	—
Vice President	1,389	23,611	(6)	0.70	10/3/2033	—	—
	1,388	23,612	(7)	1.35	10/4/2033	—	—

Carrie Gunnerson	58,933	77,067	(5)	3.87	9/30/2031	—	—
Chief Financial Officer	33,333	66,667	(4)	1.33	12/14/2032	—	—
	1,389	23,611	(6)	0.70	10/4/2033	—	—
	1,388	23,612	(7)	1.35	10/4/2033	—	—

(1)	On July 23, 2021, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.

(2)	On August 11, 2022, options were granted, under the Forza 2022 Stock Incentive Plan, vesting monthly over 3 years.

(3)	On October 20, 2022, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.

(4)	On December 15, 2022, options were granted, under the Forza 2022 Stock Incentive Plan, vesting monthly over 3 years.

(5)	On October 1, 2021, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 5 years.

(6)	On October 4, 2023, options were granted, under the Forza 2022 Stock Incentive Plan, vesting monthly over 3 years.

(7)	On October 4, 2023, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.

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

On October 4, 2023, the Board of Directors approved the temporary payment of $7,000 a month in additional compensation to Preston Yarborough for services to be rendered by him as Interim Plant Manager of the AquaSport manufacturing plant in White Bluff Tennessee, for so long as he continues to act in that capacity.

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

On March 4, 2024, Mrs. Gunnerson provided notice of resignation to be effective May 31, 2024.

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

2021 Stock Incentive Plan

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan, which plan was amended and restated on June 1, 2021 (the “2021 Plan”). The 2021 Plan became effective immediately prior to the closing of our initial public offering in July 2021. The principal provisions of the 2021 Plan are summarized below.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that initially could be issued under the 2021 Plan in connection with awards was 1,630,000 shares. We have issued options to purchase an aggregate of 1,271,016 shares of our common stock. In addition, the maximum number of shares of common stock that may be issued under the 2021 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2021 Plan. The 2021 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year. The total number of shares available for issuance increased on January 1, 2023 to 1,743,400 shares of our common stock.

Director Compensation

2023 Director Compensation

Cash Compensation

Our directors cash compensation for the year ended December 31, 2023 remained the same as the prior year. All non-employee directors are entitled to receive the following cash compensation for their services:

●	$5,000 per year for service as a board member;

●	$12,000 per year additionally for service as chair of the audit committee;

●	$5,000 per year additionally for service as member of the audit committee (excluding committee chair);

●	$10,000 per year additionally for service as chair of the compensation committee;

●	$4,000 per year additionally for service as member of the compensation committee (excluding committee chair);

●	$5,000 per year additionally for service as chair of the nominating and corporate governance committee;

●	$3,000 per year additionally for service as member of the nominating and corporate governance committee (excluding committee chair);

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

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2023. The compensation for each of Messrs. Visconti and Yarborough as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Yarborough receive no compensation for service as a director.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Bard Rockenbach	17,000	—	—	—	—	—	17,000
James Melvin	17,000	—	—	—	—	—	17,000
Neil Ross	19,000	—	—	—	—	—	19,000
Kevin Schuyler	30,000	—	—	—	—	—	16,732

(1)	During the year ended December 31, 2023, no equity compensation was awarded to any directors.

(2)	As of December 31, 2023, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Bard Rockenbach	10,083
James Melvin	11,000
Neil Ross	11,000
Kevin Schuyler	5,500

During 2023, each non-employee member of the Board of Directors received an annual cash fee of $5,000, all non-employee directors received an annual cash fee of $5,000, $4,000 and $3,000 for service on the Audit, Compensation and Nominating and Corporate Governance Committee, respectively, and the Chairman of the Audit, Compensation and Nominating and Corporate Governance Committee received a cash fee of $12,000, $10,000 and $5,000, respectively. In addition, in 2021 and 2022 each non-employee member of the Board of Directors has been issued an annual option grant exercisable for 5,500 shares of our common stock, for a term of one year, vesting monthly over one year of the date of grant. During the year ended December 31, 2023, no equity compensation was awarded to any directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 27, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of March 27, 2024, we had 9,520,000 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before May 25, 2024, which is approximately 60 days after the date of this Annual Report. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twin Vee PowerCats Co. 3101 S. US-1 Ft. Pierce, Florida 34982.

Name of Beneficial Owner	Number of Shares Beneficially Owner	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Joseph Visconti (1)	2,709,984	27.4%
Preston Yarborough(2)	171,662	1.8%
James Melvin(3)	11,000	*
Kevin Schuyler(4)	6,863	*
Bard Rockenbach(5)	10,083	*
Neil Ross(3)	11,000	*
Carrie Gunnerson(6)	75,127	*
All current executive officers and directors as a group (7 persons)	2,995,719	29.50%
5% Stockholders

Marathon Micro Fund, L.P.(7)	950,000	9.98%
AWM Investment Company, Inc. and affiliates (8)	939,176	9.98%

* Represents beneficial ownership of less than one percent.

(1)	Joseph Visconti was issued 2,321,152 shares of our common stock upon the consummation of the Merger between us and Twin Vee Inc. Mr. Visconti was granted an option to purchase 272,000 shares of our common stock upon the consummation of our initial public offering, and was granted an additional option to purchase 250,000 shares of our common stock on October 20, 2022. There are 388,832 shares of common stock that will vest and be exercisable within 60 days of March 27, 2024 and are included in the number of shares of common stock beneficially owned by Mr. Visconti.

(2)	Mr. Yarborough was issued 38,357 shares of our common stock upon the consummation of the Merger between us and Twin Vee Inc. Twin Vee granted an option to purchase 136,000 shares of our common stock upon the consummation of our initial public offering and 25,000 shares of our common stock on October 4, 2023, of which 133,305 shares of common stock will vest and be exercisable within 60 days of March 27, 2024 and are included in the number of shares of common stock beneficially owned by Mr. Yarborough.

(3)	Messrs. Melvin and Ross were each granted an option to purchase 5,500 shares of our common stock upon the consummation of our initial public offering, and were granted another 5,500 shares on October 20, 2022; of which 11,000 shares of common stock will vest and be exercisable within 60 days of March 27, 2024, and are included in the number of shares of common stock beneficially owned by each of Messrs. Melvin and Ross.

(4)	In connection with his appointment, effective July 6, 2022, Mr. Schuyler was awarded an option to purchase 5,500 shares of the Company’s common stock at an exercise price of $2.62 per share, vesting pro rata on a monthly basis over a twelve-month period and exercisable for a period of ten years from the date of grant. Of these 5,500 shares, 5,500 shares of common stock will vest and be exercisable within 60 days of March 27, 2024, and are included in the number of shares of common stock beneficially owned by Schuyler. Also includes 1,363 shares of common stock owned by Mr. Schuyler.

(5)	In connection with his appointment, effective November 7, 2021, Mr. Rockenbach was awarded an option to purchase 5,500 shares of the Company’s common stock at an exercise price of $3.87 per share, vesting pro rata on a monthly basis over a twelve-month period and exercisable for a period of ten years from the date of grant. Mr. Rockenbach was awarded another 4,583 shares on November 4, 2022, with the same vesting schedule. There will be 10,083 shares of common stock vested and be exercisable within 60 days of March 27, 2024, and are included in the number of shares of common stock beneficially owned by Rockenbach.

(6)	Ms. Gunnerson was granted an option to purchase 136,000 shares of our common stock upon in connection with joining our company as Chief Financial Officer, and an additional 25,000 share on October 4, 2023, of which 75,127 shares of common stock will vest and be exercisable within 60 days of March 27, 2024, and are included in the number of shares of common stock beneficially owned by Ms. Gunnerson.

(7)	Information is based upon a Schedule 13G/A filed with the SEC on February 3, 2022 by James G. Kennedy, the partner of Marathon Micro Fund, L.P. The address of Marathon Micro Fund, L.P. is 4 North Park drive, Suite 106, Hunt Valley, Maryland 34982.

(8)	Information is based upon a Schedule 13G filed with the SEC on February 14, 2024. AWM Investment Company, Inc., a Delaware corporation (“AWM”) is the investment adviser to Special Situations Cayman Fund, L.P., a Cayman Islands Limited Partnership (CAYMAN) and Special Situations Fund III QP, L.P., a Delaware limited partnership (SSFQP). (CAYMAN and SSFQP, will hereafter be referred to as the Funds). The principal business of each Fund is to invest in equity and equity-related securities and other securities of any kind or nature. David M. Greenhouse (Greenhouse) and Adam C. Stettner (Stettner) are members of: SSCayman, L.L.C., a Delaware limited liability company (SSCAY), the general partner of CAYMAN and MGP Advisers Limited Partnership, a Delaware limited partnership (MGP), the general partner of SSFQP. Greenhouse and Stettner are also controlling principals of AWM. As the investment adviser to the Funds, AWM holds sole voting and investment power over 218,284 shares of our common stock held by CAYMAN and 730,778 Shares held by SSFQP. The address of AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

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

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation” the following is a description of each transaction since January 1, 2022 or any currently proposed transaction in which:

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

During the year ended December 31, 2023 and 2022, we received cash of $0 and $14,549 from our affiliate companies, and paid $57,659 and $303,250 to our affiliate companies, respectively.

During the year ended December 31, 2022, we issued 20,000 shares valued at $52,400 for payment on behalf of the former majority shareholder company.

During the year ended December 31, 2023 and 2022 respectively, we received a monthly fee of $6,800 and 5,850 to provide management services and facility utilization to Forza.

During the year ended December 31, 2023 and 2022, we recorded management fees of $0 and $54,000 respectively; paid to Twin Vee, Inc. pursuant to a management agreement, dated January 1, 2021, with our former majority shareholder company for various management services. The agreement provided for a monthly $4,500 management fee, there was a term of one year that expired on December 31, 2022.

During the year ended December 31, 2023, we recorded $15,000 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the former Chief Executive Officer of Forza.

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

During the years ended December 31, 2023 and 2022, respectively, we recorded $36,000 and $24,225 of professional fees, for consulting work for us performed by Jim Leffew, the former Chief Executive Officer of Forza. Additionally, during the years ended December 31, 2023 and 2022, respectively, Aqua Sport recorded expense of $50,000 and $0, for compensation for his work to start up the Tennessee facility.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2023 and 2022, the lease expense was $12,500 and $0, respectively, paid to Mr. Leffew.

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

Item 14. Principal Accounting Fees and Services.

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Audit Fees	$138,712	$125,000
Audit-Related Fees	4,110	7,600
Tax Fees	—	—
All Other Fees	—	61,400
	$142,822	194,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333- 255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
3.7	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on July 2, 2021)

4.3	Description of Securities of Twin Vee PowerCats Co. (Incorporated by reference to the Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the Securities and Exchange Commission on March 31, 2022)
10.1†	Twin Vee PowerCats Co. 2021 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non- Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.2+	Repurchase Agreement, by and among Twin Vee PowerCats, Inc., Twin Vee Catamarans, Inc. and Northpoint Commercial Finance LLC, dated May 18, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.3	Inventory Blanket Repurchase Agreement by and between Twin Vee Catamarans, Inc. and Bank of the West, dated January 12, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.4+	Inventory Financing Agreement, between GE Commercial Distribution Finance Corporation and Twin Vee Catamarans, Inc., dated January 28, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.5	Lease Agreement, by and among Visconti Holdings, LLC, Twin Vee Catamarans, Inc. and Twin Vee PowerCats, Inc., dated January 1, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.6	SBA Loan Authorization and Agreement, dated April 21, 2020, with Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021)
10.7†	Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 2, 2021)
10.8†	Employment Agreement, dated June 9, 2021, with Joseph Visconti (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.9†	Employment Agreement, dated June 9, 2021, with Preston Yarborough (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.10†	Paycheck Protection Program Second Draw Promissory Note, dated March 19, 2021 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the Securities and Exchange Commission on June 17, 2021)
10.11†	Employment Agreement dated as of October 1, 2021 by and between Twin Vee PowerCats Co. and Carrie Gunnerson, Effective October 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40623) filed with the Securities and Exchange Commission on October 4, 2021)
10.12	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on August 18, 2022)
10.14	Agreement, dated August 17, 2022, by and between Forza X1, Inc. and OneWater Marine, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on August 18, 2022)
10.15†	Amendment, dated August 22, 2022, to Employment Agreement, dated October 1, 2021, by and between Twin Vee PowerCats Co. and Carrie Gunnerson (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on August 22, 2022)
10.16†	Amendment to Employment Agreement between Twin Vee PowerCats Co. and Joseph Visconti, effective as of October 20, 2022 (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on October 21, 2022)
10.17	Commercial Lease Agreement (with Option to Purchase), dated May 5, 2023, by and between, AquaSport Co., Ebbtide Corporation and Twin Vee PowerCats Co. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K , File No. 001-40623, filed with the Securities and Exchange Commission on May 9, 2023)

21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy adopted on November 10, 2023

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)
*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Vee PowerCats Co.
(Registrant)

Dated: March 27, 2024	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Twin Vee PowerCats Co., in the capacities and on the date indicated

Signature	Title	Date

/s/ Joseph C. Visconti	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2024
Joseph C. Visconti

/s/ Carrie Gunnerson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024
Carrie Gunnerson

/s/ Preston Yarborough	Vice President and Director	March 27, 2024
Preston Yarborough

/s/Bard Rockenbach	Director	March 27, 2024
Bard Rockenbach

/s/ James Melvin	Director	March 27, 2024
James Melvin

/s/ Neil Ross	Director	March 27, 2024
Neil Ross

/s/ Kevin Schuyler	Director	March 27, 2024
Kevin Schuyler