Form 10-Q
period 2024-03-31
Twin Vee PowerCats, Co.
filed 2024-05-15
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024 there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2024	2023

Assets
Current Assets
Cash and cash equivalents	$16,137,920	$16,497,703
Restricted cash	260,107	257,530
Accounts receivable	90,871	80,160
Marketable securities	982,604	4,462,942
Inventories, net	3,889,982	4,884,761
Prepaid expenses and other current assets	417,268	463,222
Total current assets	21,778,752	26,646,318

Property and equipment, net	13,891,330	12,293,988
Operating lease right of use asset	735,562	854,990
Security deposit	48,708	51,417
Total Assets	$36,454,352	$39,846,713

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,494,271	$2,399,026
Accrued liabilities	697,797	1,075,512
Contract liabilities	21,448	44,195
Finance lease liability	217,583	214,715
Operating lease right of use liability	465,864	482,897
Total current liabilities	2,896,963	4,216,345

Economic Injury Disaster Loan	499,900	499,900
Finance lease liability - noncurrent	2,589,092	2,644,123
Operating lease liability - noncurrent	327,694	436,730
Total Liabilities	6,313,649	7,797,098

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	9,520	9,520
Additional paid-in capital	38,274,940	37,848,657
Accumulated deficit	(16,033,211)	(14,346,984)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	22,251,248	23,511,193
Equity attributable to noncontrolling interests	7,889,455	8,538,422
Total stockholders’ equity	30,140,703	32,049,615

Total Liabilities and Stockholders' Equity	$36,454,352	$39,846,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$5,276,343	$8,877,215
Cost of products sold	4,999,030	7,267,657
Gross profit	277,314	1,609,558

Operating expenses:
Selling, general and administrative	693,954	1,022,690
Salaries and wages	1,296,269	1,737,750
Professional fees	255,325	297,717
Depreciation and amortization	425,281	218,276
Research and development	149,691	702,648
Total operating expenses	2,820,520	3,979,081

Loss from operations	(2,543,206)	(2,369,523)

Other income (expense):
Dividend income	213,732	234,510
Other income (expense)	38,991	(1,551)
Interest expense	(66,950)	(51,938)
Interest income	2,577	22,430
Unrealized (loss) gain on marketable securities	(15,548)	8,034
Realized gain on marketable securities	35,210	—
Employee Retention Credit income	—	329,573
Total other income	208,012	541,058

Loss before income tax	(2,335,194)	(1,828,465)
Income taxes provision	—	—
Net loss	(2,335,194)	(1,828,465)
Less: Net loss attributable to noncontrolling interests	(648,967)	(661,693)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(1,686,227)	$(1,166,772)

Basic and dilutive loss per share of common stock	$(0.18)	$(0.12)
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

For the three months ended March 31, 2023

Balance, December 31, 2022	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Stock-based compensation	—	—	482,964	—	—	482,964
Net loss	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance, March 31, 2023	9,520,000	$9,520	$36,063,986	$(8,321,580)	$3,923,462	$31,675,388

For the three months ended March 31, 2024

Balance, December 31, 2023	9,520,000	$9,520	$37,848,657	$(14,346,984)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,227)	(648,967)	(2,335,194)
Balance, March 31, 2024	9,520,000	$9,520	$38,274,940	$(16,033,211)	$7,889,455	$30,140,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(2,335,194)	$(1,828,465)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	426,283	482,964
Depreciation and amortization	425,281	218,276
Change of right-of-use asset	119,428	118,206
Net change in fair value of marketable securities	15,548	(8,034)
Change in inventory reserve	113,252	—
Changes in operating assets and liabilities:
Accounts receivable	(10,712)	(611,163)
Inventories	881,527	(788,455)
Prepaid expenses and other current assets	45,954	263,842
Accounts payable	(904,756)	650,441
Accrued liabilities	(377,715)	(611,553)
Operating lease liabilities	(126,069)	(119,209)
Contract liabilities	(22,747)	500
Net cash used in operating activities	(1,749,920)	(2,232,650)

Cash Flows From Investing Activities
Security deposit	2,709	—
Realized gain on sale of marketable securities, available for sale	(35,210)	—
Net sales of investment in trading marketable securities	3,500,000	501,001
Purchase of property and equipment	(1,991,051)	(744,008)
Net cash provided by (used in) investing activities	1,476,448	(243,007)

Cash Flows From Financing Activities
Finance lease payments	(83,735)	(2,835)
Net cash used in financing activities	(83,735)	(2,835)

Net change in cash, cash equivalents and restricted cash	(357,207)	(2,478,492)
Cash, cash equivalents and restricted cash at beginning of the year	16,755,233	23,501,007
Cash, cash equivalents and restricted cash at end of the period	$16,398,027	$21,022,515

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$51,978	$59,895

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$31,572	$92,405

Reconciliation to the Consolidated Balance Sheet
Cash and cash equivalents	$16,137,920	$21,022,515
Restricted cash	260,107	—
Total cash, cash equivalents and restricted cash	$16,398,027	$21,022,515

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2023 and the three months ended March 31, 2024, however the Company anticipates focusing resources on this entity by the end of 2024.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee, its wholly owned subsidiaries AquaSport Co., and Fix My Boat, Inc., (“Fix My Boat”), and its publicly traded subsidiary, Forza X1, Inc. (“Forza X1” or “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

During the first quarter of 2024, the Company changed the classification of production labor and related benefit costs to be included as a component of cost of sales rather than operating expenses. The Company has adjusted the income statement for the three months ended March 31, 2023 to be consistent with the accounting treatment in 2024. This resulted in an increase in cost of sales of $1,612,272 and a corresponding decrease in operating expenses for the three months ended March 31, 2023.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2024 and December 31, 2023, the Company had customer deposits of $21,448 and $44,195, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging up to nine months. These floor plan interest costs are treated as a reduction in the revenue recognized on the sale at an amount estimated at the time of sale.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2024 and December 31, 2023, the Company had $15,562,629 and $15,868,574, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On March 31, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash of $16,398,027 and $16,755,233, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 was cash deposited as collateral for irrevocable letters of credit of $260,107 and $257,530.

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

Accounts Receivable

The Company’s Accounts Receivable derive from third party financing arrangements that its dealers utilize to finance the purchase of its boats. This “floorplan financing” is collateralized by the finished boat, and cash payment is received within 3-5 days of the finance company’s approval of the dealer’s purchase. At the end of a reporting period, some payment(s) may not yet have been received from the financing company, which creates a temporary account receivable that will be satisfied in just a few days. As such, the Company’s Accounts Receivable at any point in time are 100% collectable, and no valuation adjustment is necessary. Therefore, there is no allowance for credit losses on the Company’s balance sheet.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

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

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended March 31, 2024 and 2023, advertising costs incurred by the Company totaled $34,589 and $125,039, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended March 31, 2024 and 2023, research and development costs amounted to $149,691 and $702,648, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended March 31, 2024 and 2023, shipping and handling costs amounted to $134,466 and $185,532, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended March 31, 2024 , the Company purchased all engines and certain composite materials for its boats under supplier agreements with four vendors. Total purchases from these vendors were $1,709,801. During the three months ended March 31, 2023, the company purchased all engines from three vendors for its boats under supplier agreements. Total purchases from these vendors were $1,870,425.

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

Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. The Company accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) (“ASU 2013-06”) by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. For the three months ended March 31, 2024 and 2023, respectively, the Company recognized income related to the employee retention credit of $0 and $329,573, respectively.

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

2. Marketable securities

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$1,002,050	$12,697	$(32,143)	$982,604
Total Marketable Securities	$1,002,050	$12,697	$(32,143)	$982,604

	As of 12/31/2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$4,473,033	$50,878	$(60,969)	$4,462,942
Total Marketable Securities	$4,473,033	$50,878	$(60,969)	$4,462,942

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements Using
	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable (Level 3)
Marketable securities:

Corporate Bonds	$982,604	$—	$982,604	$—

Total marketable securities	$982,604	$—	$982,604	$—

	Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$4,462,942	$—	$4,462,942	$—
	—	—	—	—
Total marketable securities	$4,462,942	$—	$4,462,942	$—

The Company’s investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

 At March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Raw Materials	$4,245,247	$5,001,512
Work in Process	72,797	96,721
Finished Product	104,806	206,144
Total Inventory	$4,422,850	$5,304,377
Reserve for Excess and Obsolete	(532,868)	(419,616)
Net inventory	$3,889,982	$4,884,761

4. Property and Equipment

At March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	2024	2023
Machinery and equipment	$2,721,589	$2,692,473
Furniture and fixtures	40,299	40,299
Land	1,119,758	1,119,758
Leasehold improvements	1,228,860	1,228,860
Software and website development	300,935	300,935
Computer hardware and software	162,682	159,342
Boat molds	6,404,888	5,871,373
Vehicles	143,360	143,360
Electric prototypes and tooling	142,526	142,526
Assets under construction	4,432,030	2,977,894
	16,696,926	14,676,820
Less accumulated depreciation and amortization	(2,805,596)	(2,382,832)
	$13,891,330	$12,293,988

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2024 and 2023 were $425,281 and $218,276, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 0.36% at March 31, 2024 and December 31, 2023.

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

At March 31, 2024 and December 31, 2023, supplemental balance sheet information related to the lease was as follows:

	March 31,	December 31,
	2024	2023
Operating lease ROU asset	$682,693	$779,843

	March 31,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$419,948	$414,364
Non-current portion	327,694	436,731
Total	$747,642	$851,095

At March 31, 2024, future minimum lease payments under the non-cancelable operating lease is as follows:

Year Ending December 31,
2024 (excluding the three months ended March 31, 2024)	312,559
2025	437,582
Total lease payments	750,141
Less imputed interest	(2,499)
Total	$747,642

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2024
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	1.67

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

The Company leases a warehouse facility, and land which are located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment is $7,517 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The base rent increased three percent (3%) on October 15, 2023.

At March 31, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	March 31,	December 31,
	2024	2023
Operating lease ROU asset	$52,869	$75,147

	March 31,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$45,916	$68,532
Non-current portion	—	—
Total	$45,916	$68,532

At March 31, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

2024 (excluding the three months ended March 31, 2024)	$46,453
Total lease payment	$46,453
Less imputed interest	(537)
Total	45,916

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2024
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.46

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

Finance leases for AquaSport are recorded in property and equipment, net on the balance sheet.

	March 31,	December 31,
	2024	2023
Land	$1,000,000	$1,000,000
Building	100,000	100,000
Equipment	2,000,000	2,000,000

At March 31, 2024 and December 31, 2023, supplemental balance sheet information related to finance leases were as follows:

	March 31,	December 31,
	2024	2023
Finance lease liabilities:
Current portion	$217,583	$214,715
Non-current portion	2,589,092	2,644,123
Total	$2,806,675	$2,858,838

At March 31, 2024, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2024 (excluding the three months ended March 31, 2024)	$223,688
2025	298,249
2026	296,033
2027	292,051
2028	1,986,655
Total lease payment	3,096,676
Less imputed interest	(290,001)
Total	$2,806,675

The following summarizes other supplemental information about the Company’s finance lease:

March 31,
2024
Weighted average discount rate	3.07%
Weighted average remaining lease term (years)	4.17

8. Accrued Liabilities

At March 31, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued wages and benefits	$130,592	$343,511
Accrued interest	116,340	33,245
Accrued bonus	91,968	—
Accrued professional fees	35,000	—
Accrued operating expense	142,189	115,037
Accrued construction expense	—	390,825
Warranty reserve	181,709	192,894
	$697,798	$1,075,512

 9. Short-term Debt

On March 31, 2024 and December 30, 2023, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,250,000, respectively. On March 31, 2024 and December 31, 2023 the outstanding balance with Wells Fargo was $87,506 and $231,736, respectively. At March 31, 2024 and December 30, 2023, the outstanding balance with Yamaha Motor Finance was $99,073 and $210,674, respectively. The outstanding balances are included in account payable on the balance sheet.

10. Notes Payable – SBA EIDL Loan

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,

2024	—
2025	—
2026	—
2027	6,611
2028 and thereafter	493,289
Total	$499,900

11. Related Party Transactions

As discussed in Note 5, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

During the three months ended March 31, 2024 and 2023, the Company received a monthly fee of $46,670 and $6,800, respectively, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the then president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the three months ended March 31, 2024 and 2023, the lease expense was $7,500 and $7,500, respectively.

12. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $13,176,754 or 84 units, and $10,510,252 or 69 units, as of March 31, 2024 and December 31, 2023, respectively. The Company incurred no impact from repurchase events during the three months March 31, 2024 and year ended December 31, 2023.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of March 31, 2024, the Company had $260,107 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2023, the Company had $257,530 of restricted cash.

13. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of March 31, 2024, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.. On March 31, 2024, pursuant to the terms of an underwriting agreement entered into on September 28, 2022 with ThinkEquity LLC, the Company issued to the underwriter warrants to purchase up to 143,750 shares of common stock. The warrants will be exercisable at a per share price of $3.4375. There was no warrant activity during the three months ended March 31, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2024. As of March 31, 2024, there were 450,430 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company recorded $426,283 and $482,964, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the three months ended March 31, 2024 and 2023:

Three months ended
March 31, 2024
	2024	2023
Expected term	5 years	4.94 - 5 years
Expected average volatility	27 - 46%	49 - 50%
Expected dividend yield	—	—
Risk-free interest rate	1.50 –4.45%	1.50 – 2.96%

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

	Options Outstanding		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining life (years)	Grant Date Fair value of option

Outstanding, December 31, 2023	1,271,016	$3.99	8.04	2,213,147
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(8,906)	(2.73)	—	(11,109)
Forfeited/canceled	(25,695)	(1.77)	—	(18,929)
Outstanding, March 31, 2024	1,236,415	$4.04	3.75	2,183,109

Exercisable options, March 31, 2024	931,533	$4.39	4.37

At March 31, 2024, 304,882 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years.

	Restricted Stock Units Outstanding		Weighted
	Number of	Weighted Average Grant – Date	Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, December 31, 2023	67,250	$2.25	2.07	$57,842
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	(11,086)	(2.25)		(9,535)
Outstanding, March 31, 2024	56,164	$2.25	2.35	$48,307

 Forza

Common Stock Warrants

Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. Forza also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with Forza’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the nine months ended March 31, 2024.

 Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2024 and will automatically increase on January 1, 2025. As of March 31, 2024, there were 789,297 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the three months ended March 31, 2024 and 2023, Forza recorded $293,141 and $341,163, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the three months ended March 31, 2024:

Three Months Ended
March 31,
2024
Expected term	5 years
Expected average volatility	108 - 113%
Expected dividend yield	—
Risk-free interest rate	2.98 - 4.72%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Grant Date
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.75	9.36	$4,257,500
Granted	—	—	0
Exercised	—	—	0
Forfeited/canceled	(396,843)	1.66	8.98	(69,413)
Outstanding, Mach 31, 2024	1,493,074	$2.75	8.78	$4,188,087

Exercisable options, March 31, 2024	748,750	$3.48	8.58

14. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended March 31, 2024, three individual dealers represented over 10% of the Company’s total sales, and combined they represented 49% of total sales. During the three months ended March 31, 2023, two individual dealers represented over 10% of the Company’s total sales, and combined they represented 44% of total sales.

 15. Segment

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

The following table shows information by reportable segments for the three months ended March 31, 2024 and 2023:

For the three months ended March 31, 2024

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$5,276,343	$—	$—	$5,276,343
Cost of products sold	4,969,458	—	29,572	4,999,030
Operating expense	1,533,981	772	1,285,767	2,820,520
Loss from operations	(1,227,096)	(772)	(1,315,339)	(2,543,207)
Other income (expense)	63,139	(2,629)	147,502	208,012
Net income (loss)	$(1,163,957)	$(3,401)	$(1,167,837)	$(2,335,194)

For the three months ended March 31, 2023

			Electric Boat and
	Gas-Powered Boats	Franchise	Development	Total
Net sales	$8,877,215	$—	$—	$8,877,215
Cost of products sold	7,217,716	—	49,941	7,267,657
Operating expense	1,898,151	1,121	2,079,809	3,979,081
Loss from operations	(238,652)	(1,121)	(2,129,750)	(2,369,523)
Other income (expense)	420,501	(4,062)	124,619	541,058
Net income (loss)	$181,849	$(5,183)	$(2,005,131)	$(1,828,465)

Property and equipment, net, classified by business were as follows:

	March 31,	December 31,
	2024	2023
Gas-Powered Boats	$8,907,117	$8,825,027
Franchise	$—	$—
Electric-Boats	$4,984,213	$3,468,961

16. Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2024 through May 15, 2024, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than those described below.

On April 4, 2024, the Company appointed Michael P. Dickerson as Chief Financial & Administrative Officer of Twin Vee PowerCats Co.

On April 9, 2024, the Board of Directors of Forza X1, Inc. appointed Michael P. Dickerson as Interim Chief Financial & Administrative Officer of Forza X1, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

During the first quarter of 2024, we experienced a significant reduction in demand for our products, as has been experienced throughout the boating industry. Total units sold in the quarter were 32 compared to 54 in the first quarter of 2023, a 41% reduction, in line with the 41% reduction in revenue over the same period. Our company’s objectives have been to add new, larger boat models including a new line of GFX2 models, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders. We have also added our monohull line, shipping our first model of the monohull, the 22-foot, in February of 2023. The combination of fewer but larger Twin Vee units combined with the new monohull models resulted in a flat average selling price in the first quarter of 2024 compared to the prior year quarter.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, Forza, is designing and developing a line of electric-powered boats. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, Forza X1 has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. The past year has seen a marked deceleration in the global demand for recreational marine vehicles, influenced heavily by economic uncertainties and shifting consumer priorities. This slowdown reflects broader trends affecting the recreational vehicle industries at large, including electric vehicles (EVs). Notably, the global shift towards EV adoption has been much slower than initially anticipated. Several leading automotive manufacturers have adjusted their strategies, accordingly, including halting the construction of dedicated EV factories.

The slower-than-expected adoption rates have led to cautious consumer spending and investment in EV technology, directly impacting the Company’s market. Specifically, the electric boat segment has experienced even more sluggish growth than the automotive sector. In addition, while Forza’s electric boats are still in the development stage, many of the larger players in the boat industry, such as Mercury Marine, have completed their development efforts and have brought their electric outboard motors to market. Despite these challenges, we have managed to sustain operations through strategic adjustments, including cost management and a focus on strategic partnerships. We have implemented measures that have reduced cash burn and conserved cash reserves while seeking to leverage our technological advancements through strategic collaborations and partnerships to enhance shareholder value. We have responded to the industry challenges by tightening our financial reins to mitigate the impacts of reduced demand with a view toward long-term sustainability.

Recent Developments

On March 4, 2024, Carrie Gunnerson, our Chief Financial Officer notified us of her decision to resign, effective May 31, 2024, from her position as the our Chief Financial Officer to pursue another opportunity. Ms. Gunnerson informed the Company that she will support and ensure a smooth transition. Ms. Gunnerson did not advise us of any disagreement with us on any matter relating to our operations, policies or practices.

On March 6, 2024, James Leffew, the Chief Executive Officer of the Forza X1, Inc. notified Forza of his decision to resign, effective immediately, from his position as Forza’s Chief Executive Officer. Mr. Leffew informed Forza that he will support and ensure a smooth transition. Mr. Leffew did not advise Forza of any disagreement with Forza on any matter relating to its operations, policies or practices.

On April 9, 2024, our Board of Directors appointed Michael P. Dickerson to serve as our Chief Financial & Administrative Officer.. Mr. Dickerson, age 57, has 35 years of corporate experience in senior and executive level finance and operational roles, including finance & accounting, treasury, investor relations & corporate communications, risk management and other related roles.

 Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales	$5,276,343	$8,877,215	$(3,600,872)	(41%)
Cost of products sold	$4,999,030	$7,267,657	$(2,268,627)	(31%)
Gross profit	$277,314	$1,609,558	$(1,332,244)	(83%)
Operating expenses	$2,820,520	$3,979,081	$(1,158,561)	(29%)
Loss from operations	$(2,543,206)	$(2,369,523)	$(173,683)	7%
Other expense	$(208,012)	$(541,058)	$333,046	(62%)
Net loss	$(2,335,194)	$(1,828,465)	$(506,729)	28%
Basic and dilutive income per share of common stock	$(0.18)	$(0.12)	$(0.05)	45%
Weighted average number of shares of
common stock outstanding	9,520,000	9,520,000

Net Sales and Cost of Sales

Our net sales decreased by $3,600,872, or 41% to $5,276,343 for the three months ended March 31, 2024 from $8,877,215 for the three months ended March 31, 2023. This decrease was due to a decrease in the number of boats sold during the three months ended March 31, 2024 and the mix of boats sold, including the addition of a monohull line of boats, which have a much lower average price than our dual-hull boats. The number of boats sold during the three months ended March 31, 2024 decreased 39% compared to the three months ended March 31, 2023.

Gross Profit

Gross profits decreased by $1,332,244 or 83% to $277,313 for the three months ended March 31, 2024 from $1,609,558 for the three months ended March 31, 2023. Gross profit as a percentage of sales, for the three months ended March 31, 2024 and 2023, was 5% and 18% respectively. The model mix has changed significantly in the first quarter compared to the prior year, shifting from our traditional catamarans to our new 220 monohulls. This has put downward pressure on our gross profits for the quarter. We have recently entered into the monohull market which is highly competitive. As we move forward the model mix between monohull and catamarans is expected to continue to have an impact on our gross profit. We did take actions to significantly reduce production labor and reduce discretionary spending which has favorably impacted the results of operations for the quarter ended March 31, 2024.

Total Operating Expenses

During the three months ended March 31, 2024, we also took actions to significantly reduce operating expenses. Our total operating expenses for the three months ended March 31, 2024 and 2023 were $2,820,520 and $3,979,081 respectively. Operating expenses as a percentage of sales were 52.4% compared to 44.8% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended March 31, 2024 and 2023 were $1,533,981 and $1,898,151 respectively. As a percentage of net sales, for the three months ended March 31, 2024 and 2023, operating expenses for our gas-powered segment were 29.1% and 21.4%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended March 31, 2024 and 2023 were $1,285,767 and $2,079,809, respectively.

Selling, general, and administrative expenses decreased by approximately 32%, or $328,736 to $693,954 for the three months ended March 31, 2024, compared to $1,022,690 for the three months ended March 31, 2023. The largest drivers of the decrease were reductions in sales and marketing expenses, hiring costs and travel and entertainment costs and office supplies. Sales and marketing expenses decreased by $88,513, from $125,039 for the three months ended March 31, 2023, to $36,526 for the three months ended March 31, 2024. Hiring expenses declined $49,463 for the three months ended March 31, 2024 to $1,610 compared to $51,073 in the first quarter of 2023. Travel and entertainment expenses declined $72,823 in the first quarter of 2024 to $41,262 compared to $114,085 in the first quarter of 2023. Office supplies expenses declined $38,084 in the first quarter of 2024 to $3,991 compared to $42,075 in the first quarter of 2023.

Salaries and wage related expenses decreased 25%, or $441,481 to $1,296,269 for the three months ended March 31, 2024, compared to $1,737,750 for the three months ended March 31, 2023. The majority of the decrease is due to reductions in staffing levels at Forza, as well as the staffing of Aquasport. Included in salaries and wage related expenses for the three months ended March 31, 2024 was stock-based compensation expense of $426,283, Forza’s portion of that expense being $293,141. In total, stock-based compensation expense decreased by $56,682 or 11.7% as compared to the prior year period.

Research and development expenses declined by $552,957, or 79%, to $149,691 for the three months ended March 31, 2024, from $702,648 for the three months ended March 31, 2023. Part of the use of proceeds from Forza’s initial public offering (“IPO”) was the development of an electric boat and an electric motor, the expense for which was higher in the early phases of development.

Professional fees decreased by 14%, or $42,392 to $255,325 for the three months ended March 31, 2024, compared to $297,717 for the three months ended March 31, 2023. This decrease was due primarily to higher legal and consulting expenses in the prior year related to the Forza development.

Depreciation and amortization expense increased by 95%, or $207,005 to $425,281 for the three months ended March 31, 2024, as compared to $218,2762 for the three months ended March 31, 2023. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income decreased by $333,046 to $208,012 for the three months ended March 31, 2024, as compared to $541,058 for the three months ended, March 31, 2023. This decrease was due to the first quarter 2023 recognition of income from the Employee Retention Credit of $329,573.

Net Loss

Net loss for the three months ended March 31, 2024 was $2,355,194, as compared to $1,828,465 for the three months ended March 31, 2023, an increase of $506,729. Our electric segment, which does not generate any revenue at this time, incurred a loss of $1,167,837 for the three months ended March 31, 2024, related mostly to staffing costs, and to a lesser extent, research and development. Our gas-powered segment incurred a loss of $1,163,957 for the three months ended March 31, 2024, due largely to the rapid decline in orders for new boats during the first quarter which resulted in a right-sizing of the production labor pool during the first quarter. Basic and dilutive loss per share of common stock for the three months ended March 31, 2024 was ($0.18), as compared to ($0.12) for the three months ended March 31, 2023.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2023 and through March 31, 2024 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of Aquasport and Twin Vee models. With reduced demand offsetting uncertainty on certain component availability, prolonged lead time and rising prices, we had been selectively reducing inventory levels. Our priority over the next several months is to expand the Twin Vee GFX 2 lineup which will require additional investment in molds and machinery.

The following table provides selected financial data about us as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023	Change	% Change
Cash, cash equivalents and restricted cash	$16,137,920	$16,497,703	$(359,783)	(2.2%)
Marketable securities	$982,604	$4,462,942	$(3,480,338)	(78.0%)
Current assets	$21,778,752	$26,646,318	$(4,867,566)	(18.3%)
Current liabilities	$2,896,963	$4,216,345	$(1,319,383)	(31.3%)
Working capital	$18,881,789	$22,429,972	$(3,548,183)	(15.8%)

As of March 31, 2024, we had $16,137,920 of cash, cash equivalents, and restricted cash, $982,604 of marketable securities, total current assets of $21,778,752, and total assets of $36,454,352. Our total liabilities were $6,313,649. Our total liabilities were comprised of current liabilities of $2,896,963 which included accounts payable and accrued liabilities of $2,192,068, leases liability of $683,447, contract liability of $21,448 and long-term liabilities of $3,416,686. As of December 31, 2023, we had $16,497,703 of cash, cash equivalents, and restricted cash, $4,462,942 of marketable securities, total current assets of $26,646,318 and total assets of $39,846,713. Our total current liabilities were $4,216,345 and total liabilities of $7,797,098 which included long-term finance and operating leases liabilities of $3,080,853.

The accumulated deficit was $16,033,213 as of March 31, 2024 compared to accumulated deficit of $14,346,984 as of December 31, 2023.

Our working capital decreased by $3,548,183 to $18,881,789 as of March 31, 2024, compared to $22,429,972 on December 31, 2023 primarily due to continued development efforts at Forza which isa non-revenue generating entity at the moment, the ongoing construction of the new Forza manufacturing facility and investments in molds for new boat designs.

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

Cash Flow

	Three Months Ended March 31,
	2024	2023	Change	% Change
Cash used in operating activities	$(1,749,920)	$(2,232,650)	$482,730	22%
Cash provided by (used in) investing activities	$1,476,448	$(243,007)	$(1,719,455)	(708%)
Cash provided by (used in) financing activities	$(83,735)	$(2,835)	$(80,900)	2,854%
Net Change in Cash	$(357,207)	$(2,478,491)	$2,121,284	(86%)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, net cash flows used in operating activities was $1,749,920 compared to $2,232,650 during the three months ended March 31, 2023. This use of case was due primarily to a $2,335,194 net loss and a reduction in accounts payable, accrued liabilities and operating lease obligations partially offset by a $881,527 reduction in inventory levels and depreciation and amortization of $425,281 and stock-based compensation of $426,283 since December 31, 2023.

Cash Flow from Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $1,476,448, due primarily to net sales of marketable securities partially offset by investments in property, plant and equipment. This compares to a use of cash in investing activities of $243,007 in the three months ended March 31, 2023.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was approximately $83,735 compared to net cash used in financing activities of $2,835 for the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Senior Staff Accountant and we have implemented a robust ERP system. We intend to put a Controller in place during 2024.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2024, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

We have incurred additional turnover of accounting and finance personnel, and are currently in the process of hiring additional accounting staff and developing and refining our controls and other procedures to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and in accordance with GAAP. Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended March 31, 2024 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

The shares of our Common Stock are listed for trading on The Nasdaq Capital Market under the symbol “VEEE.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the stockholder’s equity requirement, or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our Common Stock. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price, improve the liquidity of our Common Stock, prevent our Common Stock from dropping below The Nasdaq Capital Market minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

On May 10, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “VEEE.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until November 6, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by November 6, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

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

We have incurred losses for the quarter ended March 31, 2024 and the year ended December 31, 2023, and could continue to incur losses in the future.

For the year ended December 31, 2023, we incurred a loss from operations of $11,987,299 and a net loss of $9,782,196. For the three months ended March 31, 2024, we incurred a loss from operations of $2,543,208 and a net loss of $2,335,195. As of March 31, 2024, we had an accumulated deficit of approximately $16,046,082. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

We depend on our network of independent dealers for our gas-powered boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended March 31, 2024, three individual dealers represented over 10% of the Company’s total sales, or 49% in total. . For the three months ended March 31, 2023, two individual dealers represented over 10% of our sales, and combined they represented 48% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the three months ended March 31, 2024, three individual dealers represented over 10% of the Company’s total sales, that dealer representing 49% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. The requirements of these rules and regulations continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

As of March 31, 2024, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

On May 10, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “VEEE.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until November 6, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by November 6, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Employment Agreement by and between Twin Vee PowerCats Co. and Michael P. Dickerson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: May 15, 2024	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michael P. Dickerson
Michael P. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)