Form 10-Q
period 2024-06-30
Twin Vee PowerCats, Co.
filed 2024-08-14
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024 there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current Assets
Cash and cash equivalents	$13,927,460	$16,497,703
Restricted cash	210,876	257,530
Accounts receivable	115,793	80,160
Marketable securities - available for sale	995,208	4,462,942
Inventories, net	4,147,507	4,884,761
Prepaid expenses and other current assets	185,263	463,222
Total current assets	19,582,107	26,646,318

Property and equipment, net	13,506,672	12,293,988
Operating lease right of use asset	615,815	854,990
Security deposit	48,709	51,417
Total Assets	$33,753,304	$39,846,713

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,779,814	$2,399,026
Accrued liabilities	1,107,611	1,075,512
Contract liabilities - customer deposits	6,175	44,195
Finance lease liability - current portion	218,348	214,715
Operating lease right of use liability	448,611	482,897
Total current liabilities	4,560,560	4,216,345

Economic Injury Disaster Loan	499,900	499,900
Finance lease liability - noncurrent	2,535,033	2,644,123
Operating lease liability - noncurrent	218,560	436,730
Total Liabilities	7,814,052	7,797,098

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	9,520	9,520
Additional paid-in capital	38,592,684	37,848,657
Accumulated deficit	(18,978,912)	(14,346,984)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	19,623,292	23,511,193
Equity attributable to noncontrolling interests	6,315,960	8,538,422
Total stockholders’ equity	25,939,252	32,049,615

Total Liabilities and Stockholders' Equity	$33,753,304	$39,846,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$4,326,821	$8,124,632	$9,603,164	$17,001,847
Cost of products sold	4,124,481	7,188,917	9,123,511	14,456,574
Gross profit	202,340	935,715	479,653	2,545,273

Operating expenses:
Selling, general and administrative	755,959	914,430	1,449,912	1,937,120
Salaries and wages	1,199,348	2,102,172	2,495,616	3,839,922
Professional fees	452,367	417,305	707,692	715,022
Impairment of property & equipment	1,674,000	—	1,674,000	—
Depreciation and amortization	434,958	284,562	860,239	502,838
Research and development	344,784	261,473	494,475	964,121
Total operating expenses	4,861,416	3,979,942	7,681,934	7,959,023

Loss from operations	(4,659,076)	(3,044,227)	(7,202,281)	(5,413,750)

Other income (expense):
Dividend income	182,941	252,889	396,671	487,399
Other (expense) income	(6,029)	8,654	32,962	7,103
Interest expense	(54,938)	(70,127)	(121,887)	(122,065)
Interest income	5,302	16,543	7,879	38,973
Unrealized gain (loss) on marketable securities	12,604	(4,957)	(2,944)	3,077
Realized gain on marketable securities	0	—	35,210	—
Employee Retention Credit income	—	937,482	—	1,267,055
Total other income	139,880	1,140,484	347,891	1,681,542

Loss before income tax	(4,519,196)	(1,903,743)	(6,854,390)	(3,732,208)
Income taxes provision	—	—	—	—
Net loss	(4,519,196)	(1,903,743)	(6,854,390)	(3,732,208)
Less: Net loss attributable to noncontrolling interests	(1,573,495)	(569,100)	(2,222,462)	(1,230,793)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(2,945,701)	$(1,334,643)	$(4,631,928)	$(2,501,415)

Basic and dilutive loss per share of common stock	$(0.31)	$(0.14)	$(0.49)	$(0.26)
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000	9,520,000	9,520,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

For the three and six months ended June 30, 2023

Balance, December 31, 2022	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Stock-based compensation	—	—	482,964	—	—	482,964
Net loss	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance, March 31, 2023	9,520,000	$9,520	$36,063,986	$(8,321,580)	$3,923,462	$31,675,388

Forza share issuance			364,886		6,564,666	6,929,552
Stock-based compensation	—	—	489,361	—	—	489,361
Subsidiary stock repurchase	—	—	—	—		—
Net loss	—	—	—	(1,334,643)	(569,100)	(1,903,743)
Balance, June 30, 2023	9,520,000	$9,520	$36,918,233	$(9,656,223)	$9,919,028	$37,190,558

For the three and six months ended June 30, 2024

Balance, December 31, 2023	9,520,000	$9,520	$37,848,657	$(14,346,984)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,227)	(648,967)	(2,335,194)
Balance, March 31, 2024	9,520,000	$9,520	$38,274,940	$(16,033,211)	$7,889,455	$30,140,704

Stock-based compensation	—	—	317,744	—	—	317,744
Net loss	—	—	—	(2,945,701)	(1,573,495)	(4,519,196)
Balance, June 30, 2024	9,520,000	$9,520	$38,592,684	$(18,978,912)	$6,315,960	$25,939,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2024	2023
Cash Flows From Operating Activities
Net loss	$(6,854,390)	$(3,732,208)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	744,027	972,325
Depreciation and amortization	860,239	502,840
Impairment of property & equipment	1,674,000	—
Change of right-of-use asset	239,176	236,712
Net change in fair value of marketable securities	2,944	(3,077)
Change in inventory reserve	289,072	—
Changes in operating assets and liabilities:
Accounts receivable	(35,633)	(555,966)
Inventories	448,182	(1,568,148)
Prepaid expenses and other current assets	277,959	427,666
Accounts payable	380,789	399,720
Accrued liabilities	32,099	(48,279)
Operating lease liabilities	(252,456)	(238,717)
Contract liabilities	(38,020)	177,035
Net cash used in operating activities	(2,232,013)	(3,430,097)

Cash Flows From Investing Activities
Security deposit	2,706	(15,000)
Realized gain on sale of marketable securities, available for sale	(35,210)	—
Net sales of investment in trading marketable securities	3,500,000	983,198
Purchase of property and equipment	(3,715,351)	(1,623,867)
Net cash (used in) investing activities	(247,855)	(655,669)

Cash Flows From Financing Activities
Proceeds from Forza Issuance of common stock	—	6,996,015
Deferred offering costs	—	(66,463)
Finance lease payments	(137,029)	(7,666)
Net cash (used in) provided by financing activities	(137,029)	6,921,886

Net change in cash, cash equivalents and restricted cash	(2,616,897)	2,836,120
Cash, cash equivalents and restricted cash at beginning of the period	16,755,233	23,501,007
Cash, cash equivalents and restricted cash at end of the period	$14,138,336	$26,337,127

Supplemental Cash Flow Information
Cash paid for interest	$176,190	$110,395

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$31,572	$2,899,238

Reconciliation to the Consolidated Balance Sheet
Cash and cash equivalents	$13,927,460	$26,079,597
Restricted cash	210,876	257,530
Total cash, cash equivalents and restricted cash	$14,138,336	$26,337,127

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2023 and the six months ended June 30, 2024. On July 23, 2024, Fix My Boat, Inc. was merged into Twin Vee PowerCats Co.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed the name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary).

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, Forza’s Board of Directors determined to discontinue and wind down the business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. Forza explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co. As part of this decision, Forza obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, Forza recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. Forza has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of June 30, 2024.

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On July 30, 2024, AquaSport Co. was merged into Twin Vee PowerCats Co.

Merger

On December 5, 2022, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2022 (the “Merger Agreement”), by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc., a Florida corporation (“TVPC”), TVPC was merged with and into the Company (the “Merger”).

As TVPC did not meet the definition of a business under ASC 805, the merger was not accounted for as a business combination. The Merger was accounted for as a recapitalization of Twin Vee PowerCats, Co., effected through the exchange of TVPC shares for Twin Vee PowerCats, Co. shares, and the cancellation of Twin Vee PowerCats, Co. shares held by TVPC. Upon the effective date of the Merger, December 5, 2022, the Company accounted for the Merger by assuming TVPC’s net liabilities. Twin Vee PowerCats, Co.’s financial statements reflect the operations of TVPC. prospectively and were not restated retroactively to reflect the historical financial position or results of operations of TVPC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee, its wholly owned subsidiaries as of June 30, 2024, AquaSport Co., and Fix My Boat, Inc., and its publicly traded subsidiary, Forza X1, Inc. (“Forza X1” or “Forza”), collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

During the first quarter of 2024, the Company changed the classification of production labor and related benefit costs to be included as a component of cost of sales rather than operating expenses. The Company has adjusted the income statement for the three and six months ended June 30, 2023 to be consistent with the accounting treatment in 2024. This resulted in an increase in cost of products sold of $2,937,019 and $1,324,747 and a corresponding decrease in operating expenses for the six and three months ended June 30, 2023, respectively.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2024 and December 31, 2023, the Company had customer deposits of $6,175 and $44,195, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2024 and December 31, 2023, the Company had $12,837,154 and $15,868,574, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On June 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash of $14,138,337 and $16,755,233, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 was cash deposited as collateral for irrevocable letters of credit of $210,876 and $257,530, respectively.

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

Accounts Receivable

The Company’s Accounts Receivable is derived from third party financing arrangements that its dealers utilize to finance the purchase of its boats. This “floorplan financing” is collateralized by the finished boat, and cash payment is received within 3-5 days of the finance company’s approval of the dealer’s purchase. At the end of a reporting period, some payment(s) may not yet have been received from the financing company, which creates a temporary account receivable that will be satisfied in just a few days. As such, the Company’s Accounts Receivable at any point in time are 100% collectable, and no valuation adjustment is necessary. Therefore, there is no allowance for credit losses on the Company’s balance sheet.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at June 30, 2024 and December 31, 2023 were $708,688 and $419,616, respectively.

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

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. An impairment charge of $1,674,000 was recorded against the Forza building under construction in the second quarter of 2024 based on a recent third-party appraisal.

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the six months ended June 30, 2024 and 2023, advertising costs incurred by the Company totaled $127,580 and $241,702, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the six months ended June 30, 2024 and 2023, research and development costs amounted to $494,475 and $964,121, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the six months ended June 30, 2024 and 2023, shipping and handling costs amounted to $204,778 and $395,767, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the six months ended June 30, 2024, the Company purchased all engines and certain composite materials for its boats under supplier agreements with five vendors. Total purchases from these vendors were $3,289,093. During the six months ended June 30, 2023, the Company purchased all engines from two vendors for its boats under supplier agreements. Total purchases from these vendors were $3,562,550.

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

Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. The Company accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) (“ASU 2013-06”) by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. For the three months ended June 30, 2024 and 2023, the Company recognized income related to the employee retention credit of $0 and $937,482, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized income related to the employee retention credit of $0 and $1,267,055, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation costs for its restricted stock measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Compensation cost is recognized over the service period for the fair value of awards that vest.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company files income tax returns in the U.S. federal jurisdiction and various states.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures of significant expenses that are regularly provided to the chief operating decision maker and included within each reported segment measure of segment profit or loss. The update also required disclosure regarding the chief operating decision maker and expands interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU-2023-07 on our consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. Marketable securities

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$1,002,050	$12,697	$(19,539)	$995,208
Total Marketable Securities	$1,002,050	$12,697	$(19,539)	$995,208

	As of 12/31/2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$4,473,033	$50,878	$(60,969)	$4,462,942
Total Marketable Securities	$4,473,033	$50,878	$(60,969)	$4,462,942

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements Using
	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable (Level 3)
Marketable securities:

Corporate Bonds	$995,208	$—	$995,208	$—

Total marketable securities	$995,208	$—	$995,208	$—

	Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities:
Corporate Bonds	$4,462,942	$—	$4,462,942	$—
	—	—	—	—
Total marketable securities	$4,462,942	$—	$4,462,942	$—

The Company’s investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

3. Inventories

 At June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Raw Materials	$4,535,681	$5,001,512
Work in Process	235,336	96,721
Finished Product	85,178	206,144
Total Inventory	$4,856,195	$5,304,377
Reserve for Excess and Obsolete	(708,688)	(419,616)
Net inventory	$4,147,507	$4,884,761

4. Property and Equipment

At June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Machinery and equipment	$2,770,086	$2,692,473
Furniture and fixtures	40,299	40,299
Land	1,119,758	1,119,758
Leasehold improvements	1,228,860	1,228,860
Software and website development	300,935	300,935
Computer hardware and software	169,854	159,342
Boat molds	6,549,817	5,871,373
Vehicles	143,360	143,360
Electric prototypes and tooling	142,526	142,526
Assets under construction	4,272,131	2,977,894
	16,737,626	14,676,820
Less accumulated depreciation and amortization	(3,230,954)	(2,382,832)
	$13,506,672	$12,293,988

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2024 and 2023 were $434,958 and $284,562, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 2024 and 2023 were $860,239 and $502,838, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 0.36% at June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, supplemental balance sheet information related to the lease was as follows:

	June 30,	December 31,
	2024	2023
Operating lease ROU asset	$585,451	$779,843

	June 30,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$425,538	$414,363
Non-current portion	218,560	436,730
Total	$644,098	$851,095

At June 30, 2024, future minimum lease payments under the non-cancelable operating lease is as follows:

Year Ending December 31,
2024 (excluding the six months ended June 30, 2024)	208,373
2025	437,582
Total lease payments	645,955
Less imputed interest	(1,857)
Total	$644,098

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2024
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	1.42

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

At June 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2024	2023
Operating lease ROU asset	$30,364	$75,147

	June 30,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$23,073	$68,532
Non-current portion	—	—
Total	$23,073	$68,532

At June 30, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

2024 (excluding the six months ended June 30, 2024)	$23,226
Total lease payment	$23,226
Less imputed interest	(153)
Total	$23,073

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2024
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.29

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

AquaSport lease

On April 20, 2023 Twin Vee incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with its plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On May 5, 2023, Twin Vee and AquaSport Co. entered into an agreement (the “Agreement”) with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21 to 25-foot boats (the “AquaSport Assets”).

Under the Agreement, the Company has the right to purchase the AquaSport Assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000 security deposit paid by the Company and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. will lease the AquaSport Assets from Ebbtide under the Agreement at a monthly rent of $22,000 with the option to acquire the AquaSport Assets. The lease is for a term of five years, commencing June 1, 2023 at a 2.93% interest rate, with one option to renew the lease for an additional five years. In the event AquaSport Co. commits three payment Events of Default (as defined in the Agreement) within any consecutive two-year period or commits any other material Event of Default that is not cured timely and remains uncured, Ebbtide may terminate AquaSport Co.’s rights under the Agreement to acquire the AquaSport Assets. In addition, Ebbtide has the right to terminate the Agreement if an Event of Default occurs. AquaSport Co.’s obligations under the Agreement have been guaranteed by the Company.

Finance leases for AquaSport Co. are recorded in property and equipment, net on the balance sheet.

	June 30,	December 31,
	2024	2023
Land	$1,000,000	$1,000,000
Building	100,000	100,000
Equipment	2,000,000	2,000,000

At June 30, 2024 and December 31, 2023, supplemental balance sheet information related to finance leases were as follows:

	June 30,	December 31,
	2024	2023
Finance lease liabilities:
Current portion	$218,348	$214,715
Non-current portion	2,535,033	2,644,123
Total	$2,753,381	$2,858,838

At June 30, 2024, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2024 (excluding the six months ended June 30, 2024)	$149,186
2025	298,248
2026	296,030
2027	292,928
2028	2,023,534
Total lease payment	3,059,926
Less imputed interest	(306,545)
Total	$2,753,381

The following summarizes other supplemental information about the Company’s finance lease:

June 30,
2024
Weighted average discount rate	3.02%
Weighted average remaining lease term (years)	3.90

8. Accrued Liabilities

At June 30, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued wages and benefits	$216,845	$343,511
Accrued interest	152,810	33,245
Accrued bonus	209,467	—
Accrued professional fees	46,667	—
Accrued operating expense	236,699	115,037
Accrued construction expense	—	390,825
Warranty reserve	245,123	192,894
	$1,107,611	$1,075,512

 9. Short-term Debt

On June 30, 2024 and December 30, 2023, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,250,000, respectively. On June 30, 2024 and December 31, 2023 the outstanding balance with Wells Fargo was $386,517 and $231,736, respectively. At June 30, 2024 and December 30, 2023, the outstanding balance with Yamaha Motor Finance was $304,620 and $210,674, respectively. The outstanding balances are included in account payable on the consolidated balance sheet.

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

During the six months ended June 30, 2024 and 2023, the Company received a monthly fee of $46,670 and $6,800, respectively, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the condensed consolidated financial statements.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the then president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the six months ended June 30, 2024 and 2023, the lease expense was $7,500 and $15,000, respectively.

12. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $12,100,237 or 69 units, and $10,510,252 or 76 units, as of June 30, 2024 and December 31, 2023, respectively. The Company incurred no impact from repurchase events during the six months ended June 30, 2024 and year ended December 31, 2023.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of June 30, 2024, the Company had $210,876 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2023, the Company had $257,530 of restricted cash.

13. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of June 30, 2024, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.. On October 3, 2022, pursuant to the terms of an underwriting agreement entered into on September 28, 2022 with ThinkEquity LLC, the Company issued to the underwriter warrants to purchase up to 143,750 shares of common stock. The warrants are exercisable at a per share price of $3.4375. There was no warrant activity during the six months ended June 30, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2024. As of June 30, 2024, there were 411,383 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended June 30, 2024 and 2023, the Company recorded $133,928 and $148,198, respectively, of stock-based compensation expense. For the six months ended June 30, 2024 and 2023, the Company recorded $267,070 and $289,255, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023
Expected term	5.78 years	4.94 - 5 years
Expected average volatility	83.3%	49 - 50%
Expected dividend yield	—	—
Risk-free interest rate	4.3%	1.50 – 2.96%

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

	Options Outstanding		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining life (years)	Grant Date Fair value of option

Outstanding, December 31, 2023	1,271,016	$3.99	8.04	2,213,147
Granted	700,000	0.64	—	99,898
Exercised	—	—	—	—
Expired	(263,897)	(3.91)	—	(458,074)
Forfeited/canceled	(112,263)	(2.92)	—	(140,048)
Outstanding, June 30, 2024	1,594,856	$2.60	8.26	1,714,923

Exercisable options, June 30, 2024	740,520	$4.51	6.67

At June 30, 2024, 854,336 Twin Vee options are unvested and expected to vest over the next four years.

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

	Restricted Stock Units Outstanding		Weighted
	Number of	Weighted Average Grant – Date	Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, December 31, 2023	67,250	$2.25	2.07	$36,651
Granted	87,300	0.84	—	47,579
Exercised	—	—	—	—
Forfeited/canceled	(23,337)	(1.60)		(12,719)
Outstanding, June 30. 2024	131,213	$1.43	2.33	$71,511

 Forza

Common Stock Warrants

Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. Forza also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with Forza’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the six months ended June 30, 2024.

 Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Forza Board of Directors which has been appointed by the Forza Board of Directors to administer the Forza 2022 Stock Incentive Plan (the “Forza Plan”). The number of awards under the Plan automatically increased on January 1, 2024 and will automatically increase on January 1, 2025. As of June 30, 2024, there were 1,448,714 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the six months ended June 30, 2024 and 2023, Forza recorded $476,956 and $682,980, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed statement of operations.

Stock Options

Under the Forza Plan, Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Forza Plan, the contractual life of the option grants may not exceed ten years.

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the three months ended June 30, 2024:

Six Months Ended
June 30,
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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Grant Date
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.72	9.36	$4,257,500
Granted	—	—	0
Exercised	—	—	0
Forfeited/canceled	(521,843)	1.50	8.97	(2,079,516)
Outstanding, June 30, 2024	1,368,074	$2.72	8.52	$2,177,984

Exercisable options, June 30, 2024	411,500	$3.39	8.34	—

14. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the six months ended June 30, 2024, four individual dealers represented over 10% of the Company’s total sales, and combined they represented 49% of total sales. During the six months ended June 30, 2023, one individual dealer represented over 10% of the Company’s total sales and represented 44% of total sales.

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

The following table shows information by reportable segments for the three and six months ended June 30, 2024 and 2023:

For the three months ended June 30, 2024

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$4,326,821	$—	$—	$4,326,821
Cost of products sold	4,097,640	—	26,841	4,124,481
Operating expense	1,943,927	927	2,916,563	4,861,416
Loss from operations	(1,714,746)	(927)	(2,943,404)	(4,659,076)
Other income (expense)	22,733	5,297	111,850	139,880
Net loss	$(1,681,419)	$(6,224)	$(2,831,554)	$(4,519,196

For the three months ended June 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,124,632	$—	$—	$8,124,632
Cost of products sold	7,148,121	—	40,796	7,188,917
Operating expense	2,400,942	278	1,578,722	3,979,942
Loss from operations	(1,424,431)	(278)	(1,619,518)	(3,044,227)
Other income (expense)	1,008,741	(4,122)	135,865	1,140,484
Net loss	$(415,690)	$(4,400)	$(1,483,653)	$(1,903,743)

For the six months ended June 30, 2024

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$9,603,164	$—	$—	$9,603,164
Cost of products sold	9,067,098	—	56,413	9,123,511
Operating expense	3,478,677	927	4,202,330	7,681,934
Loss from operations	(2,942,611)	(927)	(4,258,743)	(7,202,281)
Other income (expense)	93,835	(5,297)	259,352	347,890
Net loss	$(2,848,776)	$(6,224)	$(3,999,391)	$(6,854,391)

For the six months ended June 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$17,001,847	$—	$—	$17,001,847
Cost of products sold	14,365,837	—	90,737	14,456,574
Operating expense	4,299,093	1,399	3,658,531	7,959,023
Loss from operations	(1,663,083)	(1,399)	(3,749,268)	(5,413,750)
Other income (expense)	1,429,242	(8,184)	260,484	1,681,542
Net loss	$(233,841)	$(9,583)	$(3,488,784)	$(3,732,208)

Property and equipment, net, classified by business were as follows:

	June 30, 2024	December 31, 2023
Gas-Powered Boats	$8,941,665	$8,825,027
Franchise	$—	$—
Electric-Boats	$4,565,007	$3,468,961

16. Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2024 through August 15, 2024, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than those described below.

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Board of Directors of Forza determined to discontinue and wind down Forza’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. Forza explored strategic alternatives, including a potential merger with the Company. As part of this decision, Forza obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, the company has recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. The Company has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of June 30, 2024.

 On July 12, 2024, the Company appointed Karl Zimmer as President of Twin Vee PowerCats Co.

On August 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Forza  and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Forza will merge with and into Merger Sub, with Forza surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Forza common stock (other than any shares held by the Company), will be converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of the Company’s common stock, any fractional shares to be rounded down to the nearest whole share of  common stock, for an aggregate of 5,355,000 shares of the Company’s common stock. Each outstanding stock option exercisable for shares of Forza common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by the Company and converted into a stock option to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such stock option for shares of Forza common stock prior to the Merger and exchanged such shares for Company common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of Forza common stock will be assumed by Company  and converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant for shares of Forza common stock prior to the Merger and exchanged such shares for shares of Company common stock in accordance with the Exchange Ratio, subject to adjustment for any reverse stock split. In addition, at the Effective Time the 7,000,000 shares of Forza common stock held by the Company will be cancelled.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Forza, including covenants relating to the obligation to call an annual meeting of its stockholders, as applicable, to approve the adoption of the Merger Agreement, in the case of Forza, or the issuance of the shares of the Company’s common stock constituting the merger consideration pursuant to the Merger Agreement (the “Share Issuance”) in the case of Twin Vee, indemnification of directors and officers, non-solicitation obligations related to alternative business combination proposals, Twin Vee’s and Forza’s conduct of their respective businesses between the date of signing the Merger Agreement, the closing of the Merger, and its non-solicitation obligations related to alternative business combination proposals. Under the Merger Agreement, each of the Company and Forza has agreed to use its reasonable best efforts to obtain as promptly as practicable all consents required to be obtained from any governmental authority or other third party that are necessary or advisable to consummate the transactions contemplated by the Merger Agreement.1

The completion of the Merger by each of the Company and Forza is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by Forza’s stockholders (which approval shall include a majority of the shares present in person or by proxy at the Forza annual meeting excluding shares held by the Company) and (B) approval of the Share Issuance by the Company’s shareholders, (2) authorization for listing on the Nasdaq Capital Market of the shares of the Company’s common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for the Twin Vee common stock to be issued in the Merger, and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Mergers illegal. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. The Company, in its capacity as a principal stockholder of Forza, has agreed to vote the shares of Forza common stock held by it for the approval and adoption of the Merger only if a majority of the other stockholders of Forza present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Forza and the Company. In addition, either the Company or Forza may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024.

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

During the second quarter of 2024, we experienced a significant reduction in demand for our products, as has been experienced throughout the boating industry. Total units sold in the quarter were 24 compared to 75 in the second quarter of 2023, a 68% reduction, compared to a 47% reduction in revenue over the same period. This difference is due to the average selling price per unit in each quarter. Sales for the second quarter of 2024 included 2 40’ boats with an average selling price of $630,000 each while the second quarter of 2023 had 0 40’ foot boats. Our company’s objectives have been to add new, larger boat models including a new line of GFX2 models, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders.

Due to the growing demand for sustainable, environmentally friendly electric and alternative fuel commercial and recreational vehicles, Forza, entered the business of designing and developing a line of electric-powered boats. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system. To date, Forza X1 has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. The past year has seen a marked deceleration in the global demand for recreational marine vehicles, influenced heavily by economic uncertainties and shifting consumer priorities. This slowdown reflects broader trends affecting the recreational vehicle industries at large, including electric vehicles (EVs). Notably, the global shift towards EV adoption has been much slower than initially anticipated. Several leading automotive manufacturers have adjusted their strategies, accordingly, including halting the construction of dedicated EV factories.

The slower-than-expected adoption rates have led to cautious consumer spending and investment in EV technology, directly impacting the Company’s market. Specifically, the electric boat segment has experienced even more sluggish growth than the automotive sector. In addition, many of the larger players in the boat industry, such as Mercury Marine, have completed their development efforts and have brought their electric outboard motors to market. Despite these challenges, we have managed to sustain operations through strategic adjustments, including cost management and a focus on strategic partnerships. We have implemented measures that have reduced cash burn and conserved cash reserves while seeking to leverage our technological advancements through strategic collaborations and partnerships to enhance shareholder value. We have responded to the industry challenges by tightening our financial reins to mitigate the impacts of reduced demand with a view toward long-term sustainability. In an effort to further retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Board of Directors of Forza X1, Inc. (the “Company”) determined to discontinue and wind down the Company’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. The Company intends to explore strategic alternatives, including a potential merger with Twin Vee PowerCats Co.

Recent Developments

 On July 12, Karl Zimmer was appointed as our President of Twin Vee PowerCats Co. This strategic leadership change will enable Joseph Visconti, the current CEO who until the appointment also served as President, to dedicate his efforts towards expanding the Company’s business, developing potential mergers and acquisitions, enhancing sales and marketing strategies, expanding investor relations, and steering the long-term vision of Twin Vee. In this role, Mr. Zimmer reports to the Company’s Chief Executive Officer and Chairman of the Board.

On April 9, 2024, Michael P. Dickerson was appointed to serve as our Chief Financial & Administrative Officer. Mr. Dickerson, age 57, has 35 years of corporate experience in senior and executive level finance and operational roles, including finance & accounting, mergers & acquisitions, treasury, investor relations & corporate communications, risk management and other related roles. In this role, Mr. Dickerson reports to the Company’s Chief Executive Officer and Chairman of the Board.

On August 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Forza  and Twin Vee Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Forza will merge with and into Merger Sub, with Forza surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Forza common stock (other than any shares held by us), will be converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of our common stock, any fractional shares to be rounded down to the nearest whole share of  common stock, for an aggregate of 5,355,000 shares of our common stock. Each outstanding stock option exercisable for shares of Forza common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by us and converted into a stock option to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such stock option for shares of Forza common stock prior to the Merger and exchanged such shares for our common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of Forza common stock will be assumed by us  and converted into a warrant to purchase the number of shares of our common stock that the holder would have received if such holder had exercised such warrant for shares of Forza common stock prior to the Merger and exchanged such shares for shares of our common stock in accordance with the Exchange Ratio, subject to adjustment for any reverse stock split. In addition, at the Effective Time the 7,000,000 shares of Forza common stock held by us will be cancelled.

The completion of the Merger by each of us and Forza is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by Forza’s stockholders (which approval shall include a majority of the shares present in person or by proxy at the Forza annual meeting excluding shares held by us) and (B) approval of the Share Issuance by our shareholders, (2) authorization for listing on the Nasdaq Capital Market of the shares of our common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for our common stock to be issued in the Merger, and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Mergers illegal. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. In our capacity as a principal stockholder of Forza, we have agreed to vote the shares of Forza common stock held by us  for the approval and adoption of the Merger only if a majority of the other stockholders of Forza present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Forza and us. In addition, either we or Forza may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales	$4,326,821	$8,124,632	$(3,797,811)	(47%)
Cost of products sold	$4,124,481	$7,188,917	$(3,064,436)	(43%)
Gross profit	$202,340	$935,715	$(733,375)	(78%)
Operating expenses	$4,861,416	$3,979,942	$881,474	22%
Loss from operations	$(4,659,076)	$(3,044,227)	$(1,614,849)	53%
Other income	$(139,880)	$(1,140,484)	$1,000,604	(88%)
Net loss	$(4,519,196)	$(1,903,743)	$(2,615,453)	137%
Basic and dilutive income per share of common stock	$(0.31)	$(0.14)	$(0.17)	121%
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000

Net Sales and Cost of Sales

Our net sales decreased by $3,797,811, or 47% to $4,326,821 for the three months ended June 30, 2024 from $8,124,632 for the three months ended June 30, 2023. This decrease was due to a decrease in the number of boats sold during the three months ended June 30, 2024 and the mix of boats sold, including the addition of a monohull line of boats, which have a much lower average price than our dual-hull boats. The number of boats sold during the three months ended June 30, 2024 decreased 68% compared to the three months ended June 30, 2023.

Gross Profit

Gross profits decreased by $733,375 or 78% to $202,340 for the three months ended June 30, 2024 from $935,715 for the three months ended June 30, 2023. Gross profit as a percentage of sales, for the three months ended June 30, 2024 and 2023, was 5% and 12% respectively. On a sequential basis, gross profit as a percentage of revenues was down slightly at 4.7% in the second quarter of 2024 compared to 5.3% in the first quarter of 2024 despite a reduction in revenues of $949,522 between the same periods. Through continuous efficiency improvements, we were able to effectively offset most of the impact of fixed cost deleveraging in the production facility. We continue to right size the workforce and drive efficiency in all parts of our cost structure.

Total Operating Expenses

During the three months ended June 30, 2024, operating expenses were $4,861,416 and included an impairment charge of $1,674,000 related to the Forza impairment of property & equipment. Before this charge operating expenses for the three months ended June 30, 2024 and 2023 were $3,187,416 and $3,979,942 respectively. Operating expenses as a percentage of sales excluding the impairment charge were 73.7% compared to 49.0% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the three months ended June 30, 2024 and 2023 were $1,943,927 and $2,400,942 respectively. As a percentage of net sales, for the three months ended June 30, 2024 and 2023, operating expenses for our gas-powered segment were 44.9% and 29.6%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended June 30, 2024 and 2023 were $2,916,563 and $1,578,722, respectively.

Selling, general, and administrative expenses decreased by approximately 17%, or $158,471 to $755,959 for the three months ended June 30, 2024, compared to $914,430 for the three months ended June 30, 2023. The largest drivers of the decrease were reductions in sales and marketing expenses, hiring costs and office supplies. Sales and marketing expenses decreased by $114,122, from $127,580 for the three months ended June 30, 2023, to $241,702 for the three months ended June 30, 2024. Hiring expenses declined $11,910 for the three months ended June 30, 2024 to $7,066 compared to $18,976 in the second quarter of 2023. Office supplies expenses declined $24,022 in the second quarter of 2024 to $11,766 compared to $35,788 in the second quarter of 2023.

Salaries and wage related expenses decreased 43%, or $902,824 to $1,199,348 for the three months ended June 30, 2024, compared to $2,102,172 for the three months ended June 30, 2023. The majority of the decrease is due to reductions in staffing levels at Forza, as well as the staffing of Aquasport. Included in salaries and wage related expenses for the three months ended June 30, 2024 was stock-based compensation expense of $317,743, Forza’s portion of that expense being $183,815. In total, stock-based compensation expense decreased by $171,617 or 35.1% as compared to the prior year period.

Research and development expenses increased by $83,811, or 56%, to $344,784 for the three months ended June 30, 2024, from $261,473 for the three months ended June 30, 2023. This increase was due primarily to the charges for an inventory allowance related to R&D Cascadia electric motors at Forza, partially offset by lower
R&D activity.

Professional fees increased by 8% or $35,062 to $452,367 for the three months ended June 30, 2024, compared to $417,305 for the three months ended June 30, 2023. This increase was due primarily to higher legal and consulting expenses in the current year related to exploration of strategic options at Forza.

Depreciation and amortization expense increased by 53%, or $150,396 to $434,958 for the three months ended June 30, 2024, as compared to $284,563 for the three months ended June 30, 2023. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income decreased by $1,000,604 to $139,880 for the three months ended June 30, 2024, as compared to $1,140,484 for the three months ended June 30, 2023. This decrease was due to the second quarter 2023 recognition of income from the Employee Retention Credit of $937,482.

Net Loss

Net loss for the three months ended June 30, 2024 was $4,519,194, as compared to $1,903,743 for the three months ended June 30, 2023, an increase in loss of $2,615,451. Our electric segment, which does not generate any revenue at this time, incurred a loss of $2,831,554 for the three months ended June 30, 2024, related mostly to staffing costs and research and development. Our gas-powered segment incurred a loss of $1,681,418 for the three months ended June 30, 2024, due largely to the rapid decline in orders for new boats during the first half of 2024. Basic and dilutive loss per share of common stock for the three months ended June 30, 2024 was ($0.31), as compared to ($0.14) for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales	$9,603,164	$17,001,847	$(7,398,683)	(44%)
Cost of products sold	$9,123,511	$14,456,574	$(5,333,063)	(37%)
Gross profit	$479,653	$2,545,273	$(2,065,620)	(81%)
Operating expenses	$7,681,934	$7,959,023	$(277,089)	(3%)
Loss from operations	$(7,202,281)	$(5,413,750)	$(1,788,531)	33%
Other income	$347,891	$1,681,542	$(1,333,651)	(79%)
Net loss	$(6,854,390)	$(3,732,208)	$(3,122,182)	84%
Basic and dilutive income per share of common stock	$(0.31)	$(0.26)	$(0.05)	18%
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000

Net Sales and Cost of Sales

Our net sales decreased by $7,398,683, or 44% to $9,603,164 for the six months ended June 30, 2024 from $17,001,847 for the six months ended June 30, 2023. This decrease was due to a decrease in the number of boats sold during the first half of 2024 and the mix of boats sold, including the addition of a monohull line of boats, which have a much lower average price than our dual-hull boats. The number of boats sold during the six months ended June 30, 2024 decreased xx% compared to the six months ended June 30, 2023.

Gross Profit

Gross profits decreased by $2,065,620 or 81% to $479,653 for the six months ended June 30, 2024 from $2,545,273 for the six months ended June 30, 2023. Gross profit as a percentage of sales, for the six months ended June 30, 2024 and 2023, was 5% and 15% respectively. Through continuous efficiency improvements, the company was partially able to offset the impact of fixed cost deleveraging in the production facility as revenues declined 44% over the same period last year. We continue to right size the workforce and drive efficiency in all parts of our cost structure.

Total Operating Expenses

During the six months ended June 30, 2024, operating expenses were $7,681,934 and included an impairment charge of $1,674,000 related to the Forza impairment of property & equipment. Before the impact of this charge, operating expenses for the six months ended June 30, 2024 and 2023 were $6,007,934 and $7,959,023 respectively. Operating expenses as a percentage of sales were 62.6% compared to 46.8% in the prior year. Our total operating expenses, for our gas-powered boat segment, for the six months ended June 30, 2024 and 2023 were $3,478,677 and $4,299,093 respectively. Before the impact of the impairment charge, as a percentage of net sales, for the six months ended June 30, 2024 and 2023, operating expenses for our gas-powered segment were 36.2% and 42.6%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the six months ended June 30, 2024 and 2023 were $4,202,330 and $3,658,531, respectively.

Selling, general, and administrative expenses decreased by approximately 25%, or $487,208 to $1,452,687 for the six months ended June 30, 2024, compared to $1,937,120 for the six months ended June 30, 2023. The largest drivers of the decrease were reductions in sales and marketing expenses, D&O insurance, hiring costs and office supplies, primarily resulting from the decline in R&D activity at Forza between periods.

Salaries and wage related expenses decreased 35%, or $1,344,306 to $2,495,616 for the six months ended June 30, 2024, compared to $3,839,922 for the six months ended June 30, 2023. The majority of the decrease is due to reductions in staffing levels at Forza, as well as the staffing of Aquasport. Included in salaries and wage related expenses for the six months ended June 30, 2024 was stock-based compensation expense of $744,026, Forza’s portion of that expense being $476,956. In total, stock-based compensation expense decreased by $228,299 or 23.5% as compared to the prior year period.

Research and development expenses decreased by $469,646, or 49%, to $494,475 for the six months ended June 30, 2024, from $964,121 for the six months ended June 30, 2023. This decrease was due primarily to the charges for an inventory allowance related to R&D Cascadia electric motors at Forza, more than offset by lower
R&D activity in the Forza electric motor segment.

Professional fees decreased by 1% or $7,330 to $707,692 for the six months ended June 30, 2024, compared to $715,022 for the six months ended June 30, 2023.

Depreciation and amortization expense increased by 71%, or $357,401 to $860,239 for the six months ended June 30, 2024, as compared to $502,838 for the six months ended June 30, 2023. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income decreased by $1,333,652 to $347,890 for the six months ended June 30, 2024, as compared to $1,681,542 for the six months ended June 30, 2023. This decrease was due to the first half of 2023 recognition of income from the Employee Retention Credit of $1,267,055.

Net Loss

Net loss for the six months ended June 30, 2024 was $6,854,390, as compared to $3,732,208 for the six months ended June 30, 2023, an increase of $3,122,182. Our electric segment, which does not generate any revenue at this time, incurred a loss of $3,999,391 for the six months ended June 30, 2024, related mostly to staffing costs and research and development. Our gas-powered segment incurred a loss of $2,848,776 for the six months ended June 30, 2024, due largely to the rapid decline in orders for new boats during the first half of 2024. Basic and dilutive loss per share of common stock for the six months ended June 30, 2024 was ($0.49), as compared to ($0.26) for the six months ended June 30, 2023.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2023 and through June 30, 2024 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of Aquasport and Twin Vee models. With reduced demand offsetting uncertainty on certain component availability, prolonged lead time and rising prices, we had been selectively reducing inventory levels. Our priority over the next several months is to reduce production costs and labor to match market demand, complete Twin Vee facility expansion and efficiency project and continue to expand the Twin Vee GFX 2 lineup which will require additional investment in molds and machinery.

The following table provides selected financial data about us as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023	Change	% Change
Cash, cash equivalents and restricted cash	$14,138,337	$16,497,703	$(2,359,366)	(14.3%)
Marketable securities	$995,208	$4,462,942	$(3,467,734)	(77.7%)
Current assets	$19,582,107	$26,646,318	$(7,064,211)	(26.5%)
Current liabilities	$4,560,560	$4,216,345	$344,215	8.2%
Working capital	$15,021,548	$22,429,973	$(7,408,425)	(33.0%)

As of June 30, 2024, we had $14,138,337 of cash, cash equivalents, and restricted cash, $995,208 of marketable securities, total current assets of $19,582,107 and total assets of $35,427,305. Our total liabilities were $7,814,053. Our total liabilities were comprised of current liabilities of $4,560,560 which included accounts payable and accrued liabilities of $3,887,426, leases liability of $666,959, contract liability of $6,175 and long-term liabilities of $3,253,493. As of December 31, 2023, we had $16,497,703 of cash, cash equivalents, and restricted cash, $4,462,942 of marketable securities, total current assets of $26,646,318 and total assets of $39,846,713. Our total current liabilities were $4,216,345 and total liabilities of $7,797,098 which included long-term finance and operating leases liabilities of $3,080,853.

The accumulated deficit was $18,247,096 as of June 30, 2024 compared to accumulated deficit of $14,346,984 as of December 31, 2023.

Our working capital decreased by $7,408,426 to $15,021,547 as of June 30, 2024, compared to $22,429,972 on December 31, 2023 primarily due to continued development efforts at Forza which isa non-revenue generating entity at the moment, the ongoing construction of the new Forza manufacturing facility and investments in molds for new boat designs.

We believe that our cash, cash equivalents, and marketable securities will provide sufficient resources to finance operations for the next 24 months from the date of the filing of this Quarterly Report on Form 10-Q. In addition to cash, cash equivalents, and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We expect Forza’s expenses to decrease ss it curtails its operation and the construction of its planned manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s public offerings, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

Cash Flow

	Six Months Ended June 30,

	2024	2023	Change	% Change
Cash used in operating activities	$(2,232,013)	$(3,430,097)	$1,198,084	35%
Cash provided by (used in) investing activities	$(247,855)	$(655,669)	$(407,814)	(62%)
Cash provided by (used in) financing activities	$(137,029)	$6,921,886	$(7,058,915)	(102%)
Net Change in Cash	$(2,616,896)	$2,836,120	$(5,453,016)	(192%)

Cash Flow from Operating Activities

For the six months ended June 30, 2024, net cash flows used in operating activities was $2,232,013 compared to $3,430,097 during the six months ended June 30, 2023. This use of cash was due primarily to a $6,854,390 net loss partially offset by a $448,182 reduction in net inventory levels and depreciation and amortization of $860,239, stock-based compensation of $744,026, and an impairment of property & equipment of $1,674,000 since December 31, 2023.

Cash Flow from Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $279,427, due primarily to net sales of marketable securities partially offset by investments in property, plant and equipment. This compares to a use of cash in investing activities of $655,669 in the six months ended June 30, 2023.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was approximately $137,029 compared to net cash provided by financing activities of $6,921,886 in the six months ended June 30, 2023. primarily from the issuance of Forza common stock.

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

Revenue Recognition

Our revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. We recognize revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. We typically receive payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. We offer dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives we reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying consolidated balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Senior Staff Accountant as well as a part-time staff accountant and we have implemented a robust ERP system. We will continue to evaluate our needs as business conditions warrant.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2024, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

We have incurred additional turnover of accounting and finance personnel, and are currently in the process of hiring additional accounting staff and developing and refining our controls and other procedures to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and in accordance with GAAP. Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended June 30, 2024 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

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

We have incurred losses for the six months ended June 30, 2024 and the year ended December 31, 2023, and could continue to incur losses in the future.

For the year ended December 31, 2023, we incurred a loss from operations of $11,987,299 and a net loss of $9,782,196. For the six months ended June 30, 2024, we incurred a loss from operations of $6,854,390 and a net loss of $5,137,294. As of June 30, 2024, we had an accumulated deficit of $18,975,713. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

We depend on our network of independent dealers for our gas-powered boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the six months ended June 30, 2024, three individual dealers represented over 10% of our total sales, or 38% in total. For the six months ended June 30, 2023, one individual dealer represented over 10% of our sales, and that dealer represented 20% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the six months ended June 30, 2024, three individual dealers represented over 10% of our total sales, those dealers represented 38% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of June 30, 2024, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

RISKS RELATED TO THE MERGER

All of the Twin Vee and Forza executive officers and most of its directors have conflicts of interest that may influence them to support or approve the Merger without regard to your interests.

All of the Twin Vee and Forza officers will be employed by the combined company and several of each of their directors will continue to serve on the Board of Directors of the combined company following the consummation of the Merger. In addition, all of the Twin Vee and Forza officers and most of their directors have a direct or indirect financial interest in both Forza and Twin Vee. These interests, among others, may influence such executive officers and directors of Twin Vee and Forza to support or approve the Merger.

The Exchange Ratio is not adjustable based on the market price of Twin Vee Common Stock so the Merger consideration at the closing may have a greater or lesser value than it had at the time the Merger Agreement was signed.

The parties to the Merger Agreement have set the Exchange Ratio for the Forza Common Stock and the Exchange Ratio is not adjustable. Any changes in the market price of Twin Vee Common Stock or Forza Common Stock will not affect the number of shares holders of Forza Common Stock will be entitled to receive upon consummation of the Merger. Therefore, if the market price of Twin Vee Common Stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably less value. Similarly, if the market price of Twin Vee Common Stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably more value than their shares of Forza Common Stock and the Twin Vee stockholders immediately prior to the Merger will not be compensated for the increased market value of the Twin Vee Common Stock. If the market price of Forza Common Stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably more value. Similarly, if the market price of Forza Common Stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably less value than their shares of Forza Common Stock and the Forza stockholders immediately prior to the Merger will not be compensated for the increased market value of the Forza Common Stock. The Merger Agreement does not include a price-based termination right. Because the Exchange Ratio does not adjust as a result of changes in the value of Twin Vee Common Stock, for each one percentage point that the market value of Twin Vee Common Stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to the Forza stockholders.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Twin Vee or Forza can refuse to complete the Merger if there is a material adverse change affecting the other party between August 12, 2024, the date of the Merger Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Twin Vee or Forza, including:

•	general business or economic conditions affecting the industries in which Twin Vee or Forza operate;

•	acts of war, armed hostilities or terrorism;

•	changes in financial, banking or securities markets;

•	the taking of any action required to be taken by the Merger Agreement;

•	with respect either party, the announcement or pendency of the Merger Agreement or any related transactions; or

•	with respect to either party, any change in their or the other party’s stock price or trading volume stock.

If adverse changes occur and Twin Vee and Forza still complete the Merger, the combined company stock price may suffer. This in turn may reduce the value of the Merger to the stockholders of Twin Vee and Forza.

The combined company’s stock price is expected to be volatile, and the market price of its common stock may drop following the Merger.

The market price of the combined company’s common stock could be subject to significant fluctuations following the Merger especially when the shareholder base is increased. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the combined company’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by Twin Vee or Forza or investors, financial or industry analysts.

The combined company may not experience the anticipated strategic benefits of the Merger.

The respective managements of Twin Vee and Forza believe that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

Twin Vee and Forza stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Twin Vee and Forza securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Twin Vee and Forza, specified conditions must be satisfied or waived in order to complete the Merger, including, among others:

●	the filing and effectiveness of a registration statement under the Securities Act in connection with the issuance of Twin Vee Common Stock in the Merger;

●	the respective representations and warranties of Twin Vee and Forza, shall be true and correct in all material respects as of the date of the Merger Agreement and the closing;

●	no material adverse effect with respect to Twin Vee or Forza or its subsidiaries shall have occurred since the date of the Merger Agreement and the closing of the Merger;

●	performance or compliance in all material respects by Twin Vee and Forza with their respective covenants and obligations in the Merger Agreement;

●	Forza and Twin Vee shall have obtained any consents and waivers of approvals required in connection with the Merger, including for Twin Vee approval of its stockholders of the issuance of the Twin Vee Common Stock pursuant to the terms of the Merger Agreement and for Forza approval of its stockholders of the Merger and the Merger Agreement; and

●	no material adverse effect with respect to Twin Vee or Forza or its subsidiaries shall have occurred since the date of the Merger Agreement.

These and other conditions are described in detail in the Merger Agreement. Twin Vee and Forza cannot assure you that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived, the Merger will not occur or will be delayed, and Twin Vee and Forza each may lose some or all of the intended benefits of the Merger.

Twin Vee and Forza will incur substantial expenses whether or not the Merger is completed.

Twin Vee and Forza will incur substantial expenses related to the Merger whether or not the Merger is completed.

Twin Vee will assume all of Forza’s outstanding liabilities if the Merger is completed.

By operation of law, Twin Vee will assume all of Forza’s outstanding liabilities if the Merger is completed.

During the pendency of the Merger, Twin Vee and Forza may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Twin Vee and Forza to make acquisitions, subject to certain exceptions relating to fiduciary duties, or complete other transactions that are not in the ordinary course of business pending the closing of the merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third-party, subject to certain exceptions. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Twin Vee and Forza from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in certain circumstances where the Twin Vee Board of Directors or Forza Board of Directors, as applicable, determines in good faith, after consultation with its financial advisor and outside legal counsel, that an unsolicited alternative takeover proposal constitutes or is reasonably likely to result in a superior takeover proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the Forza Board of Directors.

The Merger and related transactions are subject to approval by the stockholders of both Twin Vee and Forza.

In order for the Merger to be completed, under applicable Nasdaq rules Twin Vee’s stockholders must approve the issuance of the shares of Twin Vee Common Stock pursuant to the terms of the Merger Agreement, which requires the affirmative vote of the holders of at least a majority of the Twin Vee Common Stock present in person or by proxy at the Twin Vee Annual Meeting and entitled to vote. Forza’s stockholders must also approve the Merger and the Merger Agreement, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of Forza Common Stock entitled to vote and a majority of the Forza Common Stock present in person or by proxy at the Forza Annual Meeting excluding Twin Vee.

Twin Vee’s business and stock price may be adversely affected if the acquisition of Forza is not completed.

Twin Vee’s acquisition of Forza is subject to several customary conditions, including the effectiveness of this Joint Proxy Statement/Prospectus and the approvals of the transaction by the stockholders of Forza and Twin Vee.

If Twin Vee’s acquisition of Forza is not completed, Twin Vee could be subject to a number of risks that may adversely affect Twin Vee’s business and stock price, including:

•	the current market price of shares of Twin Vee Common Stock reflects a market assumption that the acquisition will be completed;

•	Twin Vee must pay costs related to the Merger; and

•	Twin Vee would not realize the benefits it expects from acquiring Forza.

If Twin Vee’s acquisition of Forza is not completed, Forza could be subject to a number of risks that may adversely affect Twin Vee’s business and stock price, including:

•	the current market price of shares of Forza Common Stock reflects a market assumption that the acquisition will be completed;

•	Forza must pay costs related to the Merger;

•	Forza may not be able to timely effect any stock split required in order for it to maintain its Nasdaq stock listing; and

•	Forza would not realize the benefits it expects from being acquired by Twin Vee.

Should the Merger not qualify as a tax-free reorganization, Forza stockholders may recognize capital gain or loss with respect to the shares of Twin vee common stock received in the Merger.

The Merger is expected to be treated as a reorganization within the meaning of Section 368 of the Code, however, neither Twin Vee nor Forza has received an Internal Revenue Services ruling to that effect. The failure of the Merger to qualify as a reorganization within the meaning of Section 368 of the Code would result in a Forza stockholder recognizing capital gain or loss with respect to the shares of Forza Common Stock surrendered for Twin Vee Common Stock received in the Merger.

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

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Employment Agreement by and between Twin Vee PowerCats Co. and Michael P. Dickerson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2024 (File No. 001-40623))
10.2	Amendment to Employment Agreement by and between Twin Vee PowerCats Co. and Preston Yarborough dated June 27, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2024 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: August 15, 2024	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Michael P. Dickerson
Michael P. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)