Form 10-Q
period 2024-09-30
Twin Vee PowerCats, Co.
filed 2024-11-14
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November xx, 2024 there were 9,520,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$11,144,929	$16,497,703
Restricted cash	212,963	257,530
Accounts receivable	129,544	80,160
Marketable securities - available for sale	—	4,462,942
Inventories, net	3,343,468	4,884,761
Prepaid expenses and other current assets	548,077	463,222
Total current assets	15,378,981	26,646,318

Property and equipment, net	14,217,041	12,293,988
Operating lease right of use asset	495,744	854,990
Security deposit	48,710	51,417
Total Assets	$30,140,476	$39,846,713

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,957,902	$2,399,026
Accrued liabilities	1,195,982	1,075,512
Contract liabilities - customer deposits	38,175	44,195
Finance lease liability - current portion	220,103	214,715
Operating lease right of use liability - current portion	431,132	482,897
Total current liabilities	3,843,294	4,216,345

Economic Injury Disaster Loan	499,900	499,900
Finance lease liability - noncurrent	2,479,742	2,644,123
Operating lease liability - noncurrent	109,329	436,730
Total Liabilities	6,932,265	7,797,098

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: 50,000,000 authorized; $0.001 par value; 9,520,000 shares issued and outstanding	9,520	9,520
Additional paid-in capital	38,871,551	37,848,657
Accumulated deficit	(21,491,078)	(14,346,984)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	17,389,993	23,511,193
Equity attributable to noncontrolling interests	5,818,218	8,538,422
Total stockholders’ equity	23,208,211	32,049,615

Total Liabilities and Stockholders' Equity	$30,140,476	$39,846,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$2,901,318	$8,076,545	$12,504,482	$24,980,902
Cost of products sold	3,046,975	7,471,034	12,170,486	21,928,093
Gross (loss) profit	(145,657)	605,511	333,996	3,052,809

Operating expenses:
Selling, general and administrative	764,757	984,881	2,214,670	2,921,516
Salaries and wages	1,145,568	1,731,934	3,641,185	5,571,856
Professional fees	403,387	262,426	1,111,079	977,448
Impairment of property & equipment	—	—	1,674,000	—
Depreciation and amortization	440,458	341,826	1,300,697	844,665
Research and development	89,403	63,867	583,878	930,497
Total operating expenses	2,843,573	3,384,934	10,525,509	11,245,982

Loss from operations	(2,989,230)	(2,779,423)	(10,191,513)	(8,193,173)

Other income (expense):
Dividend income	50,898	242,718	447,571	730,117
Other income (expense)	480	(6,206)	33,442	897
Interest expense	(57,034)	—	(178,922)	(113,523)
Interest income	99,418	32,648	107,297	63,078
Unrealized gain on marketable securities	8,148	42,507	5,204	45,585
Realized gain on marketable securities	—	23,747	35,210	23,747
Loss on disposal of property & equipment	(172,684)	—	(172,684)	—
Gain on sale of R&D assets	50,097	—	50,097	—
Employee Retention Credit income	—	—	—	1,267,055
Total other (expense) income	(20,677)	335,414	327,215	2,016,956

Loss before income tax	(3,009,907)	(2,444,009)	(9,864,298)	(6,176,217)
Income taxes provision	—	—	—	—
Net loss	(3,009,907)	(2,444,009)	(9,864,298)	(6,176,217)
Less: Net loss attributable to noncontrolling interests	(497,742)	(582,274)	(2,720,204)	(1,813,067)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(2,512,165)	$(1,861,735)	$(7,144,094)	$(4,363,150)

Basic and dilutive loss per share of common stock	$(0.26)	$(0.20)	$(0.75)	$(0.46)
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000	9,520,000	9,520,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

For the three and nine months ended September 30, 2023

Balance, December 31, 2022	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Stock-based compensation	—	—	482,964	—	—	482,964
Net loss	—	—	—	(1,166,772)	(661,693)	(1,828,465)
Balance, March 31, 2023	9,520,000	$9,520	$36,063,986	$(8,321,580)	$3,923,462	$31,675,388

Forza share issuance			364,886		6,564,666	6,929,552
Stock-based compensation	—	—	489,361	—	—	489,361
Net loss	—	—	—	(1,334,643)	(569,100)	(1,903,743)
Balance, June 30, 2023	9,520,000	$9,520	$36,918,233	$(9,656,223)	$9,919,028	$37,190,558

Stock-based compensation	—	—	464,560	—	—	464,560
Subsidiary stock repurchase	—	—	—	—		—
Net loss	—	—	—	(1,861,735)	(582,274)	(2,444,009)
Balance, September 30, 2023	9,520,000	$9,520	$37,382,793	$(11,517,958)	$9,336,754	$35,211,109

For the three and nine months ended September 30, 2024

Balance, December 31, 2023	9,520,000	$9,520	$37,848,657	$(14,346,984)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,227)	(648,967)	(2,335,194)
Balance, March 31, 2024	9,520,000	$9,520	$38,274,940	$(16,033,211)	$7,889,455	$30,140,704

Stock-based compensation	—	—	317,744	—	—	317,744
Net loss	—	—	—	(2,945,701)	(1,573,495)	(4,519,196)
Balance, June 30, 2024	9,520,000	$9,520	$38,592,684	$(18,978,912)	$6,315,960	$25,939,252

Stock-based compensation	—	—	278,867	—	—	278,867
Net loss	—	—	—	(2,512,165)	(497,742)	(3,009,907)
Balance, September 30, 2024	9,520,000	$9,520	$38,871,551	$(21,491,078)	$5,818,218	$23,208,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,864,298)	$(6,176,217)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,022,894	1,436,885
Depreciation and amortization	1,300,697	844,665
Impairment of property & equipment	1,674,000	—
Change of right-of-use asset	359,246	355,519
Gain on sale of R&D assets	(50,097)	—
Loss on disposal of property & equipment	172,564	—
Net change in fair value of marketable securities	(5,204)	(45,585)
Change in inventory reserve	(293,059)	—
Changes in operating assets and liabilities:
Accounts receivable	(49,384)	(494,339)
Inventories	1,884,449	(4,126,506)
Prepaid expenses and other current assets	(84,855)	332,142
Accounts payable	(441,124)	1,568,127
Accrued liabilities	120,470	(275,255)
Operating lease liabilities	(379,166)	(358,525)
Contract liabilities	(6,020)	8,959
Net cash used in operating activities	(4,638,887)	(6,930,130)

Cash Flows From Investing Activities
Security deposit	2,707	(16,650)
Realized gain on sale of marketable securities, available for sale	(35,210)	(23,747)
Net sales (purchases) of investment in marketable securities	4,503,356	(8,608,148)
Proceeds from disposition of equipment	6,000	—
Purchase of property and equipment	(5,044,742)	(2,413,119)
Net cash used in investing activities	(567,889)	(11,061,664)

Cash Flows From Financing Activities
Proceeds from Forza Issuance of common stock	—	6,996,015
Deferred offering costs	—	(66,463)
Finance lease liabilities	(190,565)	(37,214)
Net cash (used in) provided by financing activities	(190,565)	6,892,338

Net change in cash, cash equivalents and restricted cash	(5,397,341)	(11,099,456)
Cash, cash equivalents and restricted cash at beginning of the period	16,755,233	23,501,007
Cash, cash equivalents and restricted cash at end of the period	$11,357,892	$12,401,551

Supplemental Cash Flow Information
Cash paid for interest	$327,879	$113,523

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$31,572	$2,948,991

Reconciliation to the Consolidated Balance Sheet
Cash and cash equivalents	$11,144,929	$12,146,619
Restricted cash	212,963	254,932
Total cash, cash equivalents and restricted cash	$11,357,892	$12,401,551

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2023 and the nine months ended September 30, 2024. On July 23, 2024, Fix My Boat, Inc. was merged into Twin Vee PowerCats Co.

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

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, Forza’s Board of Directors determined to discontinue and wind down the business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. Forza explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co. As part of this decision, Forza obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, Forza recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. Forza has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of September 30, 2024.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee, its wholly owned subsidiaries as of September 30, 2024, AquaSport Co., and Fix My Boat, Inc., and its publicly traded subsidiary, Forza X1, collectively referred to as the “Company”. The Company’s net loss excludes losses attributable to noncontrolling interests. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

During the first quarter of 2024, the Company changed the classification of production labor and related benefit costs to be included as a component of cost of sales rather than operating expenses. The Company has adjusted the statement of operations for the three and nine months ended September 30, 2023 to be consistent with the accounting treatment in 2024. This resulted in an increase in cost of products sold of $1,929,720 and $4,866,739 and a corresponding decrease in operating expenses for the nine and three months ended September 30, 2023, respectively.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2024 and December 31, 2023, the Company had customer deposits of $38,175 and $44,195, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are expected to be recognized as revenue within a one-year period.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2024 and December 31, 2023, the Company had $10,414,162 and $15,868,574, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On September 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and restricted cash of $11,357,892 and $16,755,233, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 was cash deposited as collateral for irrevocable letters of credit of $212,963 and $257,530, respectively.

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

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at September 30, 2024 and December 31, 2023 were $126,557 and $419,616, respectively.

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

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. An impairment charge of $1,674,000 was recorded against the Forza building under construction in the second quarter of 2024 based on a third-party appraisal.

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended September 30, 2024 and 2023, advertising costs incurred by the Company totaled $24,196 and $129,592, respectively. During the nine months ended September 30, 2024 and 2023, advertising costs incurred by the Company totaled $151,776 and $374,059, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended September 30, 2024 and 2023, research and development costs amounted to $89,403 and $63,867, respectively. For the nine months ended September 30, 2024 and 2023, research and development costs amounted to $583,878 and $930,497, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended September 30, 2024 and 2023, shipping and handling costs amounted to $57,149 and $144,388, respectively. For the nine months ended September 30, 2024 and 2023, shipping and handling costs amounted to $261,927 and $540,155, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the nine months ended September 30, 2024, the Company purchased all engines and certain composite materials for its boats under supplier agreements with five vendors. Total purchases from these vendors were $4,414,169. During the nine months ended September 30, 2023, the Company purchased all engines from three vendors for its boats under supplier agreements. Total purchases from these vendors were $5,654,582.

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

Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. The Company accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) (“ASU 2013-06”) by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. For the nine months ended September 30, 2024 and 2023, the Company recognized income related to the employee retention credit of $0 and $1,267,055, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures of significant expenses that are regularly provided to the chief operating decision maker and included within each reported segment measure of segment profit or loss. The update also required disclosure regarding the chief operating decision maker and expands interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU-2023-07 on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2. Marketable securities

As of September 30, 2024, the Company had no marketable securities. The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

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

3. Inventories

At September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Raw Materials	$3,206,838	$5,001,512
Work in Process	119,339	96,721
Finished Product	143,848	206,144
Total Inventory	$3,470,025	$5,304,377
Reserve for Excess and Obsolete	(126,557)	(419,616)
Net inventory	$3,343,468	$4,884,761

4. Property and Equipment

At September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Machinery and equipment	$2,609,701	$2,692,473
Furniture and fixtures	36,816	40,299
Land	1,119,758	1,119,758
Leasehold improvements	1,228,860	1,228,860
Software and website development	300,934	300,935
Computer hardware and software	118,267	159,342
Boat molds	7,091,748	5,871,373
Vehicles	143,360	143,360
Electric prototypes and tooling	142,526	142,526
Assets under construction	5,049,667	2,977,894
	17,841,637	14,676,820
Less accumulated depreciation and amortization	(3,624,596)	(2,382,832)
	$14,217,041	$12,293,988

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2024 and 2023 were $440,458 and $341,826, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2024 and 2023 were $1,300,697 and $844,665, respectively.

5. Leases – Related Party

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 0.36% at September 30, 2024 and December 31, 2023.

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

At September 30, 2024 and December 31, 2023, supplemental balance sheet information related to the lease was as follows:

	September 30,	December 31,
	2024	2023
Operating lease ROU asset	$488,115	$779,843

	September 30,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$431,132	$414,363
Non-current portion	109,329	436,730
Total	$540,461	$851,095

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Operating lease cost	$97,336	$96,971

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating lease cost	$291,728	$290,648

At September 30, 2024, future minimum lease payments under the non-cancelable operating lease is as follows:

Year Ending December 31,
2024 (excluding the nine months ended September 30, 2024)	104,186
2025	437,583
Total lease payments	541,769
Less imputed interest	(1,308)
Total	$540,461

September 30,
2024
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	1.25

6. Leases

Operating ROU assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 4% at December 31, 2022.

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

At September 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2024	2023
Operating lease ROU asset	$7,629	$75,147

	September 30,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$—	$68,532
Non-current portion	—	—
Total	$—	$68,532

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating lease cost	$68,665	$68,665

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Operating lease cost	$22,888	$22,888

7. Finance Leases

Forza Vehicle and Equipment Lease

The Company has finance leases for a vehicle, two forklifts, and a copy machine. Forza entered into the vehicle lease in February of 2023, with an asset value of $48,826, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 3% interest rate. Forza entered into the first forklift lease in January of 2023, with an asset value of $43,579, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 7.5% interest rate. Forza entered into the second forklift lease in July of 2023, with an asset value of $35,508, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 5.0% interest rate. Forza entered into the copier lease in July of 2023, with an asset value of $14,245, which is recorded in net property and equipment on the balance sheet. It is a 60-month lease at a 7.0% interest rate.

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

Finance leases for AquaSport Co. are recorded in property and equipment, net on the balance sheet.

	September 30	December 31,
	2024	2023
Land	$1,000,000	$1,000,000
Building	100,000	100,000
Equipment	2,000,000	2,000,000

At September 30, 2024 and December 31, 2023, supplemental balance sheet information related to finance leases were as follows:

	September 30,	December 31,
	2024	2023
Finance lease liabilities:
Current portion	$220,103	$214,715
Non-current portion	2,479,742	2,644,123
Total	$2,699,845	$2,858,838

At September 30, 2024, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$75,670
2025	298,248
2026	296,030
2027	292,928
2028	2,023,534
Total lease payment	2,986,410
Less imputed interest	(286,565)
Total	$2,699,845

The following summarizes other supplemental information about the Company’s finance lease:

September 30,
2024
Weighted average discount rate	3.02%
Weighted average remaining lease term (years)	3.63

8. Accrued Liabilities

At September 30, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued wages and benefits	$86,987	$343,511
Accrued interest	93,923	33,245
Accrued bonus	329,468	—
Accrued professional fees	29,130	—
Accrued operating expense	470,320	115,037
Accrued construction expense	—	390,825
Warranty reserve	186,154	192,894
	$1,195,982	$1,075,512

9. Short-term Debt

On September 30, 2024 and December 31, 2023, the Company had lines of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively. On September 30, 2024 and December 31, 2023, the outstanding balance with Wells Fargo was $102,885 and $231,736, respectively. At September 30, 2024 and December 31, 2023, the outstanding balance with Yamaha Motor Finance was $230,513 and $210,674, respectively. The outstanding balances are included in accounts payable on the consolidated balance sheet.

10. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900. The loan is in response to the COVID-19 pandemic. The loan is a 30-year loan with an interest rate of 3.75%, interest only monthly payments of $2,437 began October 22, 2022, under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan has an initial deferment period wherein no payments are due for thirty months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

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

During the nine months ended September 30, 2024, the Company received a variable monthly fee averaging $42,169, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the condensed consolidated financial statements. During the nine months ended September 30, 2023, this fee was $6,800 per month.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the then president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the nine months ended September 30, 2024 and 2023, the lease expense was $7,500 and $12,500, respectively.

12. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $12,404,194 or 72 units, and $10,510,252 or 69 units, as of September 30, 2024 and December 31, 2023, respectively. The Company incurred no impact from repurchase events during the nine months ended September 30, 2024 and year ended December 31, 2023.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of September 30, 2024, the Company had $212,963 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2023, the Company had $257,530 of restricted cash.

13. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of September 30, 2024, the Company had outstanding warrants to purchase 150,000 shares of common stock issuable at a weighted-average exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021 in connection with the Company’s initial public offering that closed on July 23, 2021 (the “IPO”). The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026. On October 3, 2022, pursuant to the terms of an underwriting agreement entered into on September 28, 2022 with ThinkEquity LLC, the Company issued to the underwriter warrants to purchase up to 143,750 shares of common stock. The warrants are exercisable at a per share price of $3.4375. There was no warrant activity during the nine months ended September 30, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the“ Twin Vee Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock units, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Twin Vee Plan. The number of awards under the Twin Vee Plan automatically increased on January 1, 2024. As of September 30, 2024, there were 52,022 shares remaining available for grant under the Twin Vee Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended September 30, 2024 and 2023, the Company recorded $104,708 and $132,453, respectively, of stock-based compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recorded $371,779 and $421,798, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

Stock Options

Under the Company’s 2021 Stock Incentive Plan (the Twin Vee Plan) the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Twin Vee Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
	2024	2023
Expected term	6.01 years	4.94 - 5 years
Expected average volatility	86.7%	49 - 50%
Expected dividend yield	—	—
Risk-free interest rate	4.2%	1.50 – 2.96%

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value of
	Options	Exercise Price	(years)	option

Outstanding, December 31, 2022	1,283,571	$4.14	8.95	2,256,233
Granted	—	—	—	—
Exercised	—	—	—
Expired	(44,394)	(5.40)	—	(101,960)
Forfeited/canceled	(25,000)	—	—	—
Outstanding, September 30, 2023	1,214,177	$4.13	8.21	4,410,507

Exercisable options, September 30, 2023	821,100	$4.41	8.61

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, December 31, 2023	1,271,016	$3.99	8.04	2,213,147
Granted	1,222,000	0.61	—	550,352
Exercised	—	—	—	—
Expired	(338,887)	(3.87)	—	(578,867)
Forfeited/canceled	(120,930)	(2.97)	—	(153,829)
Outstanding, September 30, 2024	2,033,199	$2.04	8.72	2,030,803

Exercisable options, September 30, 2024	773,614	$4.16	7.31

At September 30, 2024, 1,259,585 Twin Vee options are unvested and expected to vest over the next four years.

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

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, December 31, 2023	67,250	$2.25	2.07	$40,350
Granted	87,300	0.84	—	52,380
Exercised	—	—	—	—
Forfeited/canceled	(55,124)	(1.31)		(33,074)
Outstanding, September 30. 2024	99,426	$1.53	1.88	$59,655

Forza

Common Stock Warrants

Forza had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with Forza’s IPO. Forza also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with Forza’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the nine months ended September 30, 2024.

Equity Compensation Plan

Forza maintains an equity compensation plan under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Forza Board of Directors which has been appointed by the Forza Board of Directors to administer the Forza 2022 Stock Incentive Plan (the “Forza Plan”). The number of awards under the Forza Plan automatically increased on January 1, 2024 and will automatically increase on January 1, 2025. As of September 30, 2024, there were 1,698,714 shares remaining available for grant under the Forza Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

For the three months ended September 30, 2024 and 2023, Forza recorded $174,159 and $332,107, respectively, of stock-based compensation expense. For the nine months ended September 30, 2024 and 2023, Forza recorded $651,115 and $1,015,087, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed statement of operations.

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

Forza utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. Forza utilized the following assumptions for option grants during the nine months ended September 30, 2024:

Nine Months Ended
September 30,
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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Grant Date Fair value of
	Options	Exercise Price	(years)	option

Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.72	9.36	$4,257,500
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	(791,843)	1.39	8.85	(2,266,938)
Outstanding, September 30, 2024	1,098,074	$2.75	8.28	$1,990,562

Exercisable options, September 30, 2024	893,972	$3.38	8.11	—

14. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended September 30, 2024, four individual dealers represented over 10% of the Company’s total sales, and combined they represented 67% of total sales. During the three months ended September 30, 2023, two individual dealers represented over 10% of the Company’s total sales, and combined they represented 35% of total sales. During the nine months ended September 30, 2024, three individual dealers represented over 10% of the Company’s total sales, and combined they represented 38% of total sales. During the nine months ended September 30, 2023, there was one significant dealer who represented 20% of total sales.

15. Segment

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company reported its financial performance based on the following segments: Gas-powered Boats, Franchise and Electric Boats.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for business segments are generally based on the sale of boats and the sale of franchises. Income (loss) from operations for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expenses. The Company does not include intercompany transfers between segments for management reporting purposes. Inasmuch as we determined to discontinue and wind down Forza’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor, the Company does not anticipate having an electric boat segment in the future.

The following table shows information by reportable segments for the three and nine months ended September 30, 2024 and 2023:

For the three months ended September 30, 2024

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$2,901,318	$—	$—	$2,901,318
Cost of products sold	3,035,053	—	11,922	3,046,975
Operating expense	1,990,512	610	852,451	2,843,573
Loss from operations	(2,124,247)	(610)	(864,373)	(2,989,230)
Other income (expense)	10,857	(205)	(31,329)	(20,677)
Net loss	$(2,113,390)	$(815)	$(895,702)	$(3,009,907)

For the three months ended September 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$8,057,986	$—	$18,559	$8,076,545
Cost of products sold	7,459,413	—	11,621	7,471,034
Operating expense	2,124,980	988	1,258,966	3,384,934
Loss from operations	(1,526,407)	(988)	(1,252,028)	(2,779,423)
Other income (expense)	133,885	(4,185)	205,714	335,414
Net loss	$(1,392,522)	$(5,173)	$(1,046,314)	$(2,444,009)

For the nine months ended September 30, 2024

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$12,504,482	$—	$—	$12,504,482
Cost of products sold	12,102,151	—	68,335	12,170,486
Operating expense	5,469,191	1,537	5,054,781	10,525,509
Loss from operations	(5,066,860)	(1,537)	(5,123,116)	(10,191,513)
Other income (expense)	104,284	(5,092)	228,023	327,215
Net loss	$(4,962,576)	$(6,629)	$(4,895,093)	$(9,864,298)

For the nine months ended September 30, 2023

	Gas-Powered Boats	Franchise	Electric Boat and Development	Total
Net sales	$24,962,343	$—	$18,559	$24,980,902
Cost of products sold	21,825,735	—	102,358	21,928,093
Operating expense	6,326,098	2,386	4,917,498	11,245,982
Loss from operations	(3,189,490)	(2,386)	(5,001,297)	(8,193,173)
Other income (expense)	1,563,128	(12,369)	466,197	2,016,956
Net loss	$(1,626,362)	$(14,755)	$(4,535,100)	$(6,176,217)

Property and equipment, net, classified by business were as follows:

	September 30, 2024	December 31, 2023
Gas-Powered Boats	$9,828,812	$8,825,027
Franchise	$—	$—
Electric-Boats	$4,388,229	$3,468,961

16. Subsequent Events

On November 7, 2024, the Company received written notification from The Nasdaq Stock Market LLC (“Nasdaq”) granting the Company’s request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved automatically and without further action if the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of ten consecutive business days at any time prior to May 5, 2025, Nasdaq will notify the Company when it determines that the Company has regained compliance with the Minimum Bid Price Requirement and the matter will be closed.

On November 11, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the issuance of shares of the Company’s common stock to Forza stockholders pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024, by and between Forza, the Company and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company.

The Company has evaluated all events or transactions that occurred after September 30, 2024 through November 14, 2024, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

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

OVERVIEW

We are a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 13 gas-powered models in production ranging in size from our 22-foot mono hull, single engine, center console to our newly designed 40-foot offshore 400 GFX catamaran, quad engines. While our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat, our new mono hull line addresses the largest portion of the overall market.

Historically, we have organized our business into three operating segments: (i) our gas-powered boat segment which manufactures and distributes gas-powered boats under the Twin Vee and AquaSport names; (ii) our electric-powered boat segment which is developing fully electric boats, through our publicly owned subsidiary, Forza X1, Inc., a Delaware corporation (“Forza”) and (iii) our franchise segment which is developing a standard product offering and will be selling franchises across the United States. Inasmuch as we determined to discontinue and wind down Forza’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor, we do not anticipate having an electric boat segment in the future.

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

During the third quarter of 2024, we have continued to experience a significant reduction in demand for our products, as has been experienced throughout the boating industry. Total units sold in the quarter were 20 compared to 66 in the third quarter of 2023, a 70% reduction, compared to a 64% reduction in revenue over the same period. This difference is due to the average selling price per unit in each quarter. Sales per unit for the third quarter of 2024 was approximately $145,065 compared to $122,371 the prior year quarter as the company has focused more on larger boats in the current year. The Company’s objectives have been to add new, larger boat models including a new line of GFX2 models, expand our dealers and distribution network, and increase unit production to fulfill our customer and dealer orders.

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

The slower-than-expected adoption rates have led to cautious consumer spending and investment in EV technology, directly impacting the Company’s market. Specifically, the electric boat segment has experienced even more sluggish growth than the automotive sector. In addition, many of the larger players in the boat industry, such as Mercury Marine, have completed their development efforts and have brought their electric outboard motors to market. Despite these challenges, we have managed to sustain operations through strategic adjustments, including cost management and a focus on strategic partnerships. We have implemented measures that have reduced cash burn and conserved cash reserves while seeking to leverage our technological advancements through strategic collaborations and partnerships to enhance shareholder value. We have responded to the industry challenges by tightening our financial reins to mitigate the impacts of reduced demand with a view toward long-term sustainability. In an effort to further retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Board of Directors of Forza determined to discontinue and wind down its business related to the development and sale of electric boats utilizing its proprietary outboard electric motor.

Recent Developments

 On July 12, 2024, Karl Zimmer was appointed as our President.

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

The completion of the Merger by each of us and Forza is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by Forza’s stockholders (which approval shall include a majority of the shares present in person or by proxy at the Forza annual meeting excluding shares held by us) and (B) approval by our shareholders of the issuance of our shares of common stock to the Forza stockholders, (2) authorization for listing on the Nasdaq Capital Market of the shares of our common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for our common stock to be issued in the Merger, and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. In our capacity as a principal stockholder of Forza, we have agreed to vote the shares of Forza common stock held by us for the approval and adoption of the Merger only if a majority of the other stockholders of Forza present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Forza and the Company. In addition, either the Company or Forza may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024. On November 11, 2024, we held our 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved the issuance of shares of our common stock to Forza stockholders pursuant to the terms of the Merger Agreement. We believe that all closing conditions will be met and anticipate consummating the Merger in the near future.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$2,901,318	$8,076,545	$(5,175,227)	(64%)
Cost of products sold	$3,046,975	$7,471,034	$(4,424,059)	(59%)
Gross (loss) profit	$(145,657)	$605,511	$(751,168)	(124%)
Operating expenses	$2,843,573	$3,384,934	$(541,361)	(16%)
Loss from operations	$(2,989,230)	$(2,779,423)	$(209,807)	(8%)
Other (expense) income	$(20,677)	$335,414	$(356,091)	(106%)
Net loss	$(3,009,907)	$(2,444,009)	$(565,898)	(23%)
Basic and dilutive income per share of common stock	$(0.26)	$(0.20)	$(0.06)	(31%)
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000

Net Sales and Cost of Sales

Our net sales decreased by $5,175,227, or 64% to $2,901,318 for the three months ended September 30, 2024 from $8,076,545 for the three months ended September 30, 2023. This decrease was due to a decrease in the number of boats sold during the three months ended September 30, 2024 and the mix of boats sold. The number of boats sold during the three months ended September 30, 2024 decreased 70% compared to the three months ended September 30, 2023.

Gross Profit

Gross profits (losses) decreased by $751,168 or 124% to $(145,657) for the three months ended September 30, 2024 from $605,511 for the three months ended September 30, 2023. Gross profit as a percentage of sales, for the three months ended September 30, 2024 and 2023, was -5.0% and 7.5% respectively. On a sequential basis, gross profit declined $348,997 while sales declined $1,425,503, reflecting our efforts to reduce our cost structure and limit cash burn during this economic downturn in the marine industry. We continue to right size the workforce and drive efficiency in all parts of our cost structure.

Total Operating Expenses

During the three months ended September 30, 2024 and 2023, operating expenses were $2,843,573 and $3,384,934, respectively. Operating expenses as a percentage of sales was 98.0% compared to 41.9% in the prior year. Operating expenses, for the gas-powered boat segment, for the three months ended September 30, 2024 and 2023 were $1,990,512 and $2,124,980, respectively. As a percentage of net sales, for the three months ended September 30, 2024 and 2023, operating expenses for our gas-powered segment were 68.6% and 26.4%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the three months ended September 30, 2024 and 2023 were $852,451 and $1,258,966, respectively.

Selling, general, and administrative expenses decreased by approximately 22%, or $220,124 to $764,757 for the three months ended September 30, 2024, compared to $984,881 for the three months ended September 30, 2023. The decrease was primarily due to reductions in marketing, advertising, dealer meeting and travel expenses.

Salaries and wage related expenses decreased 34%, or $586,366 to $1,145,568 for the three months ended September 30, 2024, compared to $1,731,934 for the three months ended September 30, 2023. The majority of the decrease is due to reductions in staffing levels at Forza. Included in salaries and wage related expenses for the three months ended September 30, 2024 was stock-based compensation expense of $278,867, Forza’s portion of that expense being $174,159. In total, stock-based compensation expense decreased by $185,693 or 40% as compared to the prior year period.

Research and development expenses increased by $25,536 to $89,403 for the three months ended September 30, 2024, from $63,867 for the three months ended September 30, 2023. This increase was due primarily to the charges for an inventory allowance related to R&D inventory at Forza, partially offset by lower R&D activity.

Professional fees increased by 51% or $140,961 to $403,387 for the three months ended September 30, 2024, compared to $262,426 for the three months ended September 30, 2023. This increase was due primarily to higher legal and consulting expenses in the current year related to exploration of strategic options at Forza and the Merger between Twin Vee and Forza.

Depreciation and amortization expense increased by 29%, or $98,632 to $440,458 for the three months ended September 30, 2024, as compared to $341,826 for the three months ended September 30, 2023. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughout.

Other income decreased by $356,091 to a loss of $20,677 for the three months ended September 30, 2024, as compared to $355,414 for the three months ended September 30, 2023. This decrease was due primarily to a reduction in dividend and interest income from lower cash balances and a loss on disposal of assets in the third quarter of 2024.

Net Loss

Net loss for the three months ended September 30, 2024 was $3,009,907, as compared to $2,444,009 for the three months ended September 30, 2023, an increase in loss of $565,898. Our electric segment, which did not generate any revenue at this time, incurred a loss of $895,702 for the three months ended September 30, 2024, related mostly to staffing costs and professional fees. Our gas-powered segment incurred a loss of $2,113,800 for the three months ended September 30, 2024, due largely to the rapid decline in orders for new boats during 2024. Basic and dilutive loss per share of common stock for the three months ended September 30, 2024 was ($0.26), as compared to ($0.20) for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$12,504,482	$24,980,902	$(12,476,420)	(50%)
Cost of products sold	$12,170,486	$21,928,093	$(9,757,607)	(44%)
Gross profit	$333,996	$3,052,809	$(2,718,813)	(89%)
Operating expenses	$10,525,509	$11,245,982	$(720,473)	(6%)
Loss from operations	$(10,191,513)	$(8,193,173)	$(1,998,340)	(24%)
Other income	$327,215	$2,016,956	$(1,689,741)	(84%)
Net loss	$(9,864,298)	$(6,176,217)	$(3,688,081)	(60%)
Basic and dilutive income per share of common stock	$(0.75)	$(0.46)	$(0.29)	(63%)
Weighted average number of shares of common stock outstanding	9,520,000	9,520,000

Net Sales and Cost of Sales

Our net sales decreased by $12,476,420, or 50% to $12,504,482 for the nine months ended September 30, 2024 from $24,980,902 for the nine months ended September 30, 2023. This decrease was due to a decrease in the number of boats sold during the first nine months of 2024 and the mix of boats sold. The number of boats sold during the nine months ended September 30, 2024 decreased 61% compared to the nine months ended September 30, 2023.

Gross Profit

Gross profits decreased by $2,178,813 or 89% to $333,996 for the nine months ended September 30, 2024 from $3,052,809 for the nine months ended September 30, 2023. Gross profit as a percentage of sales, for the nine months ended September 30, 2024 and 2023, was 2.7% and 12.2% respectively. Through continuous efficiency improvements, the company was partially able to offset the impact of fixed cost deleveraging in the production facility as revenues declined 50% over the same period last year. We continue to right size the workforce and drive efficiency in all parts of our cost structure.

Total Operating Expenses

During the nine months ended September 30, 2024, operating expenses were $10,525,509 and included an impairment charge of $1,674,000 related to the Forza impairment of property & equipment in the second quarter of 2024. Before the impact of this charge, operating expenses for the nine months ended September 30, 2024 and 2023 were $8,851,509 and $11,245,982, respectively, and as a percentage of sales were 70.8% compared to 45.0% in the prior year. Our total operating expenses for our gas-powered boat segment, for the nine months ended September 30, 2024 and 2023 were $5,469,191 and $11,192,837, respectively, and as a percentage of revenues were 43.7% and 44.8%, respectively. Our total operating expenses for Forza, our electric powered boat and development segment, for the nine months ended September 30, 2024 and 2023 were $5,054,781 and $4,917,498, respectively.

Selling, general, and administrative expenses decreased by approximately 24.2%, or $706,846 to $2,214,670 for the nine months ended September 30, 2024, compared to $2,921,516 for the nine months ended September 30, 2023. The largest drivers of the decrease were reductions in sales and marketing expenses, hiring costs and office supplies, primarily resulting from the decline in R&D activity at Forza between periods.

Salaries and wage related expenses decreased 34.7%, or $1,930,671 to $3,641,185 for the nine months ended September 30, 2024, compared to $5,571,856 for the nine months ended September 30, 2023. The majority of the decrease is due to reductions in staffing levels at Forza, as well as the staffing of Aquasport. Included in salaries and wage related expenses for the nine months ended September 30, 2024 was stock-based compensation expense of $1,022,894, Forza’s portion of that expense being $651,115. In total, stock-based compensation expense decreased by $413,991 or 28.8% as compared to the prior year period.

Research and development expenses decreased by $346,619, or 37.3%, to $583,878 for the nine months ended September 30, 2024, from $930,497 for the nine months ended September 30, 2023. This decrease was due primarily to lower R&D activity in the Forza electric motor segment.

Professional fees increased by 13.7% or $133,631 to $1,111,079 for the nine months September 30, 2024, compared to $977,448 for the nine months ended September 30, 2023 primarily due to merger related legal and related expenses incurred during the third quarter of 2024.

Depreciation and amortization expense increased by 54%, or $456,032 to $1,300,697 for the nine months ended September 30, 2024, as compared to $844,665 for the nine months ended September 30, 2023. This increase is due to the addition of fixed assets, primarily building additions and molds, to increase our production levels and support and throughput.

Other income decreased by $1,689,741 to $327,215 for the nine months ended September 30, 2024, as compared to $2,016,956 for the nine months ended September 30, 2023. This decrease was due primarily to the first half of 2023 recognition of income from the Employee Retention Credit of $1,267,055 and a reduction in income generating investment amounts.

Net Loss

Net loss for the nine months ended September 30, 2024 was $9,864,298, as compared to $6,176,217 for the nine months ended September 30, 2023, an increase in the net loss of $3,688,081. Our electric segment, which did not generate any revenue, incurred a loss of $4,846,882 for the nine months ended September 30, 2024, related mostly to staffing costs and research and development. Our gas-powered segment incurred a loss of $4,962,576 for the nine months ended September 30, 2024, due largely to the rapid decline in orders for new boats during the first nine months of 2024. Basic and dilutive loss per share of common stock for the nine months ended September 30, 2024 was ($0.75), as compared to ($0.46) for the nine months ended September 30, 2023.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2023 and through September 30, 2024 was net cash received from our secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of Aquasport and Twin Vee models. With reduced demand, we have been reducing inventory levels. Our priority over the next several months is to continue to reduce production costs and labor to match market demand, complete the Twin Vee facility expansion and efficiency project, complete the addition of a wire harness assembly cell, continue to expand the Twin Vee GFX 2 lineup, and develop and introduce a new Twin Vee BayCat line of boats, which will require additional investment in molds and machinery.

The following table provides selected financial data about us as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023	Change	% Change
Cash and cash equivalents	$11,144,929	$16,497,703	$(5,352,774)	(32.4%)
Restricted cash	$212,963	$257,530	$(44,567)	(17.3%)
Current assets	$15,378,981	$26,646,318	$(11,267,337)	(42.3%)
Current liabilities	$3,843,294	$4,216,345	$(373,051)	(8.8%)
Working capital	$11,535,687	$22,429,973	$(10,894,286)	(48.6%)

As of September 30, 2024, we had $11,357,892 of cash, cash equivalents, and restricted cash, total current assets of $15,356,981 and total assets of $30,140,476. Our total liabilities were $6,932,265. Our total liabilities were comprised of current liabilities of $3,843,294 which included accounts payable and accrued liabilities of $3,153,884, leases liability of $651,235, contract liability of $38,175 and long-term liabilities of $3,088,971. As of December 31, 2023, we had $16,497,703 of cash, cash equivalents, and restricted cash, $4,462,942 of marketable securities, total current assets of $26,646,318 and total assets of $39,846,713. Our total current liabilities were $4,216,345 and total liabilities of $7,797,098 which included long-term finance and operating leases liabilities of $3,080,853.

The accumulated deficit was $21,491,078 as of September 30, 2024 compared to accumulated deficit of $14,346,984 as of December 31, 2023.

Our working capital decreased by $10,894,286 to $11,535,687 as of September 30, 2024, compared to $22,429,972 on December 31, 2023 primarily due to continued development efforts at Forza which was a non-revenue generating entity, the ongoing construction of the new manufacturing facilities in North Carolina and Ft. Pierce, Florida, and investments in molds for new boat designs.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 24 months from the date of the filing of this Quarterly Report on Form 10-Q. In addition to cash and cash equivalents, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We expect Forza’s expenses to decrease as it curtails its operation and the potential sale of its partially constructed manufacturing facility in McDowell, North Carolina, the cost of which we expect will be paid for through the proceeds of Forza’s public offerings, provided the conditions to receipt of the grant funding are met, of which there can be no assurance.

Cash Flow

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Cash used in operating activities	$(4,638,887)	$(6,930,130)	$2,291,243	33%
Cash provided by (used in) investing activities	$(567,889)	$(11,061,664)	$10,493,775	95%
Cash provided by (used in) financing activities	$(190,565)	$6,892,338	$(7,082,903)	(103%)
Net Change in Cash	$(5,397,341)	$(11,099,456)	$5,702,115	51%

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, net cash flows used in operating activities was $4,638,887 compared to $6,930,130 during the nine months ended September 30, 2023. The use of cash for the nine months ended September 30, 2024 was due primarily to a $9,864,298 net loss partially offset by a $1,591,390 reduction in net inventory levels and depreciation and amortization of $1,300,697, stock-based compensation of $1,022,894, and an impairment of property & equipment of $1,674,000 since December 31, 2023. For the nine months ended September 30, 2023, net cash flows used in operating activities was $6,930,130. We increased inventory levels by $4,126,506, due to opening the AquaSport production facility and adding two additional engine suppliers. Accounts receivable increased by $494,339, and accounts payable increased by $1,568,127. Our accrued expenses decreased by $275,255 and prepaid expenses decreased by $332,142. Our net loss from operation was $6,176,217, and was decreased by non-cash expenses of $2,591,485, the largest of these being stock-based compensation of $1,436,885, change of right-of-use asset and leases liabilities of $355,519, and depreciation of $844,665.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $567,889, due primarily to net sales of marketable securities partially offset by investments in property, plant and equipment. This compares to a use of cash in investing activities of $11,061,664 in the nine months ended September 30, 2023 resulting from the investment of cash received from the Forza stock issuance into marketable securities and the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was approximately $190,565 from finance lease obligations compared to net cash provided by financing activities of $6,892,338 in the nine months ended September 30, 2023, primarily from the issuance of Forza common stock.

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

Revenue Recognition

Our revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. We recognize revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. We typically receive payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. We offer dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives we reasonably expect to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying consolidated balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Senior Staff Accountant as well as a part-time staff accountant and we have implemented a robust ERP system. We will continue to evaluate our needs as business conditions warrant.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2024, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

We have incurred additional turnover of accounting and finance personnel, and are currently in the process of hiring additional accounting staff and developing and refining our controls and other procedures to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and in accordance with GAAP. Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended September 30, 2024 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until November 6, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

Since we did not achieve compliance with the Minimum Bid Price Requirement by November 6, 2024, we were eligible for additional time to comply. Nasdaq granted us until May 6, 2025 in order to cure the deficiency.

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

We have incurred losses for the nine months ended September 30, 2024 and the year ended December 31, 2023, and could continue to incur losses in the future.

For the year ended December 31, 2023, we incurred a loss from operations of $11,987,299 and a net loss of $9,782,196. For the nine months ended September 30, 2024, we incurred a loss from operations of $10,191,513 and a net loss of $9,864,298. As of September 30, 2024, we had an accumulated deficit of $21,491,078. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

We depend on our network of independent dealers for our gas-powered boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales of our gas-powered boats are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the nine months ended September 30, 2024, three individual dealers each represented over 10% of our total sales, or 38% in total. For the nine months ended September 30, 2023, one individual dealer represented over 10% of our sales, and that dealer represented 20% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the nine months ended September 30, 2024, three individual dealers each represented over 10% of our total sales, those dealers combined represented 38% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of September 30, 2024, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

RISKS RELATED TO THE MERGER

All of the Twin Vee and Forza executive officers and most of their directors have conflicts of interest that may influence them to support or approve the Merger without regard to your interests.

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

In general, either Twin Vee or Forza can refuse to complete the Merger if there is a material adverse change affecting the other party between August 12, 2024, the date of the Merger Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Twin Vee or Forza, including:

●	general business or economic conditions affecting the industries in which Twin Vee or Forza operate;

●	acts of war, armed hostilities or terrorism;

●	changes in financial, banking or securities markets;

●	the taking of any action required to be taken by the Merger Agreement;

●	with respect either party, the announcement or pendency of the Merger Agreement or any related transactions; or

●	with respect to either party, any change in their or the other party’s stock price or trading volume stock.

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

Even if the Merger is approved by the stockholders of Twin Vee and Forza, specified conditions must be satisfied or waived in order to complete the Merger, including, among others:

●	the filing and effectiveness of a registration statement under the Securities Act in connection with the issuance of Twin Vee Common Stock in the Merger;

●	the respective representations and warranties of Twin Vee and Forza, shall be true and correct in all material respects as of the date of the Merger Agreement and the closing;

●	no material adverse effect with respect to Twin Vee or Forza or its subsidiaries shall have occurred since the date of the Merger Agreement and the closing of the Merger;

●	performance or compliance in all material respects by Twin Vee and Forza with their respective covenants and obligations in the Merger Agreement;

●	Forza and Twin Vee shall have obtained any consents and waivers of approvals required in connection with the Merger, including for Twin Vee approval of its stockholders of the issuance of the Twin Vee Common Stock pursuant to the terms of the Merger Agreement and for Forza approval of its stockholders of the Merger and the Merger Agreement; and

●	no material adverse effect with respect to Twin Vee or Forza or their subsidiaries shall have occurred since the date of the Merger Agreement.

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

Twin Vee and Forza have incurred, and will continue to incur, substantial expenses related to the Merger whether or not the Merger is completed.

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

Twin Vee’s acquisition of Forza is subject to several customary conditions, including the effectiveness of a registration statement under the Securities Act in connection with the issuance of Twin Vee Common Stock in the Merger and the approvals of the transaction by the stockholders of Forza and Twin Vee.

If Twin Vee’s acquisition of Forza is not completed, Twin Vee could be subject to a number of risks that may adversely affect Twin Vee’s business and stock price, including:

●	the current market price of shares of Twin Vee Common Stock reflects a market assumption that the acquisition will be completed;

●	Twin Vee must pay costs related to the Merger; and

●	Twin Vee would not realize the benefits it expects from acquiring Forza.

If Twin Vee’s acquisition of Forza is not completed, Forza could be subject to a number of risks that may adversely affect Twin Vee’s business and stock price, including:

●	the current market price of shares of Forza Common Stock reflects a market assumption that the acquisition will be completed;

●	Forza must pay costs related to the Merger;

●	Forza may not be able to timely effect any stock split required in order for it to maintain its Nasdaq stock listing; and

●	Forza would not realize the benefits it expects from being acquired by Twin Vee.

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

We did not sell any equity securities during the three months ended September 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.3	Agreement and Plan of Merger, dated August 12, 2024, by and among Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024 (File No. 001-40623))
3.1	Articles of Incorporation filed with the Secretary of State of the State of Florida, dated December 1, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on January 22, 2016 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Articles of Amendment to the Articles of Incorporation, filed with the Secretary of State of the State of Florida on April 12, 2016 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.4	Article of Conversion filed with the Secretary of State of the State of Florida, dated April 7, 2021 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.7	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
10.1	Employment Agreement by and between Twin Vee PowerCats Co. and Karl J. Zimmer, dated July 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024 (File No. 001-40623))
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: November 14, 2024	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Michael P. Dickerson
Michael P. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)