Form 10-K
period 2024-12-31
Twin Vee PowerCats, Co.
filed 2025-03-20
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $5,188,400 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 17, 2025, there were 14,874,452 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of Risk Factors

 The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below under the heading the “Risk Factors” in Part I, Item 1A.

Risks Related To our Business

●	We have incurred losses for the years ended December 31, 2024 and 2023 and could continue to incur losses in the future.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	Interest rates and energy prices affect product sales.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or other disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

Risks Related To Our Industry

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our industry is characterized by intense competition, which affects our sales and profits.

Risks Related To Ownership of Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

●	Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

General

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a nearly complete 30,000 square foot expansion which began in mid-2024. We currently employ approximately 65 people.

Twin Vee products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Aquasport for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 22 independent boat dealers across North America, the Caribbean and Central America who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc., our minority owned electric boat subsidiary determined to cease production of electric boats and on November 26, 2024, Forza Xi, Inc.(“Forza”), was merged into Twin Vee Merger Sub, Inc., a wholly-owned subsidiary of Twin Vee (“Merger Sub”) and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for 100% of our net revenue in fiscal years 2024 and 2023. In 2024, our boats were manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 15 models in production ranging in size from our 22-foot, single engine, monohull (Aquasport) to our 40-foot offshore 400 GFX. In 2023 we added eight mono hull models to our line-up.

During the 2023 and 2024 fiscal years, we focused our efforts on increased throughput through our facility, and fully integrating the new models from our Aquasport brand that we acquired in 2023. In February 2023, we announced our launch of our new AquaSport brand, a new-monohull boat brand that included a 22-foot center console monohull; a 25-foot dual console, single-engine day boat; a 22-foot dual console monohull; and a 25-foot deck boat, single engine. We delivered our first monohull boats in January of 2023. In May of 2023, we entered into a finance lease, securing the rights to the AquaSport brand and facility in White Bluff, Tennessee. The AquaSport brand appeals to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat[, all of which represent markets in which we are expanding our footprint and dealer representation.

During the year ended December 31, 2024, three individual dealer each represented over 10% of our total sales and in the aggregate represented 40% of total sales. During the year ended December 31, 2023, one individual dealer represented over 10% of our total sales, and one customer represented 10.3% of total sales.

Recent Developments

Merger

On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024 (the “Merger Agreement”), by and between Twin Vee, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee. At the effective time of the Merger, (a) each outstanding share of common stock of Forza , par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

The issuance of shares of Twin Vee Common Stock to the former shareholders of Forza was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-281788), as amended, filed by Twin Vee with the Securities and Exchange Commission (the “SEC”) and declared effective on October 10, 2024 (the “Registration Statement”).

At the effective time of the Merger, in accordance with the terms of the Merger Agreement, the size of Twin Vee’s board of directors (the “Board”) was set at five, Joseph Visconti, Preston Yarborough, Neil Ross and Kevin Schuyler remained as directors of Twin Vee and Marcia Kull was appointed as a director of Twin Vee. Effective as of the effective time of the Merger, Bard Rockenbach and James Melvin resigned as directors of Twin Vee and any committees thereof

Sale Agreement with Revver Digital, LLC

On February 4, 2025, we entered into an agreement (the “Sale Agreement”), effective February 4, 2025 (the “Effective Date”), with Revver Digital, LLC, a Delaware limited liability company and wholly owned subsidiary of One Water Marine Inc. (“OWM”), providing us with the right to acquire certain intellectual property of OWM (the “OWN Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains (the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale to us of the OWN Intellectual Property, the Sale Agreement grants us a license to use and sublicense the OWN Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined) of the Business; and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing (the “Closing”) of the sale to us of the OWN Intellectual Property, the Sale Agreement provides that in consideration of the transfer of, and as a purchase price (the “Purchase Price”) for, the OWM Intellectual Property, we will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000 (the “Minimum Purchase Price”), less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date (the “Remaining Purchase Price”).

Twin Vee’s Twin-Hull Shape

Twin Vee catamaran boats are designed for a dry and smooth ride. As a Twin Vee moves through the water, the boat’s symmetrical catamaran hull has lifting strakes on the side of each hull. Lifting strakes are known to produce lift at the bow of a boat by displacing water, allowing the boat to, in essence, glide above the water rather than lumber through it. Twin Vee’s lifting strakes work to not only create lift, but also to make the ride smoother. The forward motion of a catamaran boat lifts water up towards the top of the tunnel while pushing the water inward to form two counter-flowing vortexes. As these vortexes are being formed, the Twin Vee hull design aerates these vortexes with small air bubbles, which are then compressed at an increasing rate as the vortexes move down the tunnel. It is the kinetic energy stored in these compressed air bubbles, which creates a smooth and stable ride. As speed increases, the kinetic energy increases at a non-linear rate as more and more air is induced into the increasingly faster flowing vortexes. The trailing surfaces of the Twin Vee hulls are specifically designed to facilitate propulsion efficiency by discharging the kinetic energy and air bubbles from the counter-flowing vortexes upon exiting astern, thus providing the propellers with a steady flow of super clean and highly ordered water.

We believe that these features, combined with a catamaran’s soft ride, results in Twin Vee’s renowned efficiency and smooth, seaworthy safety. At speed, the Twin Vee’s displacement hull slices through the water, traveling with the shape of the seas rather than flying over them and experiencing reentry shock. This is intended to result in a stable and smooth ride. The following are some benefits of the catamaran, or Twin Vee’s, hull shape.

Power Catamaran Hull Benefits

●	Catamaran stability. Catamarans have parallel hulls on the outer edges of the boat rather than in the middle, providing superior stability. A Twin Vee hull is designed to travel with the wave shapes because its buoyancy is to the outside, reducing the snap roll pendulum motion of deep vee monohulls. A Twin Vee’s wider footprint mitigates the effects of rolling seas, making them less likely to capsize and reducing seasickness.

●	Shallow draft for travelling in “skinny” waters. The weight of the boat is distributed to two hulls for a shallower draft than a monohull vessel of the same weight might have. The shallow draft of the Twin Vee design provides access to areas that conventional hulls cannot reach.

●	More usable deck space. The relatively rectangular design of the Twin Vee expanded deck area allows for more usable deck space than monohulls. Twin Vee boats are wider in the bows providing more open-area in open models and bigger berths in cabins.

●	Maintains a plane at lower speed for fuel efficiency, enabling single engine operation. Twin Vee catamaran hulls do not need planing speed power to travel rapidly. Further, a Twin Vee’s deck remains closer to being parallel with the water than a monohull vessel would at the same speed, allowing customers to take advantage of the greater fuel efficiency that lower speeds allow without compromising visibility as much as they might in a monohull vessel.

●	Docking and maneuverability. With the extra separation between the motors compared to most mono hull boats, you can cross-clutch the motors and turn or spin the boat up to its own length.

●	Greater stability provides more options for fishing. Monohull vessels can list significantly when weight on the boat is not balanced. The stability of Twin Vee’s catamaran design allows fishing from one side without the extreme listing of a monohull.

Twin Vee’s Monohull

We expect our new monohull line to appeal to first-time boat buyers, the freshwater market and consumers that prefer a monohull boat. These categories represent larger segments of the market for boat buyers than that of power catamarans. By appealing to these segments, we believe our new monohull line has the potential to drive significant growth for our company. In 2024, we introduced our all new 28-foot dual engine “Superboat.” We expect to follow that introduction with updated 22-foot and 24-foot designs in 2025.

Pro Direct Platform

At its core, Pro Direct will be designed to provide a comprehensive, customer-centric approach to the boat buying process. Much like Toyota’s Smart Path, which allows users to shop, customize, and price vehicles, Twin Vee’s Pro Direct will enable consumers to navigate their boat purchase journey from the comfort of their own homes. The platform will empower users to explore a wide range of options, including the ability to customize their boats, compare prices, check nearby inventory, apply for financing, evaluate trade-in values, and even arrange delivery—all through a user-friendly interface. The primary goal of Pro Direct is to create a cohesive experience that bridges the gap between original equipment manufacturers (OEMs), dealers, and consumers. By leveraging technology and data analytics, Twin Vee aims to streamline the sales process, ensuring that each stakeholder can engage more effectively and transparently.

What the Platform Will Offer:

●	Design Your Boat: Customers can choose models, colors, and accessories online.

●	Real-Time Inventory: See available boats at nearby dealers.

●	Easy Financing: Apply for loans and compare rates through the site.

●	Trade-In Tools: Customers can get fair trade-in estimates for their current boats.

●	Delivery Coordination: Buyers can schedule delivery through the platform.

Why It Matters:

●	This platform will streamline the buying process for customers.

●	Dealers can benefit from more sales and a better experience.

●	Twin Vee aims to reduce costs and grow the marine marketplace with this technology.

As Twin Vee moves forward with the Pro Direct platform, the ultimate ambition is to support Twin Vee dealers with this innovative solution. By doing so, Twin Vee plans to create a more-integrated marine marketplace, benefiting consumers and dealers alike. By modernizing the boat buying experience, Pro Direct aims to reduce costs, increase accessibility, and provide maximum value for customers’ investments in these recreational vehicles.

In summary, we believe that Twin Vee PowerCats’ Pro Direct platform represents a paradigm shift in the marine industry. With its commitment to customer-centricity, technological innovation, and strategic partnerships, we are positioning Pro Direct to redefine how boats are bought and sold.

Our Strategy

Overall Strategy

We intend to capitalize on the thriving broader marine industry through the following strategies:

Develop New and Innovative Products in Our Core Market. As an innovator, designer, manufacturer, and marketer of catamaran powerboats, we strive to design new and inventive products that appeal to a broad customer base. We intend to launch a number of new products and features with best-in-class quality, with the goal of increasing sales and significant margin expansion. For example, we currently have fifteen (15) gas-powered models in production ranging in size from our 24-foot, dual engine, center console to our newly designed 40-foot offshore 400 GFX. We designed our first monohull boat, a 22-foot, available in both center and dual consoles. This is the first boat in a line of boats that will be sold under our new AquaSport brand. Our product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. We intend to release new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

Increase the Power Boat Category Segment. Our near-term product development strategy is to develop a new product line to reach underserved segments of the catamaran and monohull powerboat category that are distinct from our traditional customer base. Our existing supplier relationships, material agreements, and manufacturing processes should allow us to offer this product line at an attractive price point for the consumer while sustaining our gross margins and the product attributes critical to the Twin Vee brand.

Capture Additional Market Share from Adjacent Boating Categories. Another strategy for growing our market share is to introduce new products with increased versatility, functionality, and performance that can appeal to a more expansive customer base that values boats for both water sports and general recreational boating purposes. In 2024 we launched several marketing campaigns that focused on new product launches and help to educate the market on our value proposition to customers.

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network. We view our dealers as our partners and product champions. Therefore, we will continue to devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We currently have a network of 20 independent boat dealers in 34 locations across North America, the Caribbean and Central America. By expanding our network of qualified dealers, we expect to reduce the risk inherent in having three dealers representing 40% of overall revenues.

Design and Introduce a First of a Kind in the Marine Market Pro-Direct Platform. As consumer expectations change, Twin Vee PowerCats hopes to revolutionize the marine industry with its innovative web-based platform, “Pro Direct.” Inspired by successful automotive models like Toyota’s “Smart Path,” this platform is designed to offer customers a seamless, interactive buying experience.

 Increase Our Sales in International Markets. We believe we have a brand that will have natural growth in international markets. Catamaran powerboats have already been accepted as the norm in many international markets. For example, the global catamaran market was expected to expand at a compound annual growth rate (CAGR) of 5.8% from 2022 to 2030. The U.S. catamaran market was worth $342.5 million in 2021 and was expected to expand at a CAGR of 5.4% from 2022 to 2030. Based on our brand and product offering, as well as out potential distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our products in developed markets where we have a dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets.

Our Strengths and Competitive Advantages

We believe that the following are the key investment attributes of our company:

Recognized Brands. We believe the Twin Vee and AquaSport brands are well-known among boating enthusiasts for performance, quality, and value, and that the market recognizes both Twin Vee and AquaSport as brands that deliver a proposition.

Diverse Product Offering. We are able to attract consumers across multiple categories within the recreational powerboat industry. We currently have fifteen (15) different models in production that range from 22-feet monohull to our newly designed 40-foot offshore 400GFX, offered at retail prices that start at approximately $75,000 and go up to $900,000. We will further diversify our offerings in 2025, with new models to our line including a redesigned Aquasport 22-foot and 24-foot boats and a 22-foot Twin Vee BayCat.

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

Our Markets

According to SSI data (Statistical Surveys Incorporated), 179,168 new watercraft were sold in the U.S. in 2024, a decline of 9.59% across the entire industry compared to 2023. Our core market corresponds most directly with the saltwater outboard market defined by SSI and is further categorized by the power catamaran segment. The saltwater outboard market experienced a decline of 9.26% in 2024 compared to 2023, with a total of 18,684 new units sold in the United States during 2024.

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

According to the NMMA, sales of outboard engines. in the United States (which includes outboard motors) were $3.8 billion in 2023. Consumer demand for higher-performance engines hit an all-time high in 2020. The market saw a decline of 1.6% in 2023, over 2022.

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

Our Dealer Network

We primarily sell our gas-powered boats through a network of 22 independent dealers across North America, the Caribbean (one in the Bahamas, Puerto Rico and Cayman Islands) and Central America (Panama City, Panama). We are always seeking to recruit and establish new dealers and distributors domestically and are striving to develop international distribution.

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

For the year ended December 31, 2024, our top three dealers on a consolidated basis accounted for approximately 40% of our consolidated revenues. Each of these three dealers accounted for more than 10% of our consolidated revenues for the year ended December 31, 2024.

For the year ended December 31, 2023, our top five dealers on a consolidated basis accounted for approximately 35% of our consolidated revenues. During the year ended December 31, 2023, one individual dealer represented 10% of our total sales.

We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We believe that our diverse product offering and strong market position in the United States helped us capitalize on growth opportunities as our industry recovered from the economic downturn. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our smaller competitors.

We do not have written agreements with our dealers. Prior to the beginning of each year, we establish a minimum number of units that each dealer must acquire based upon indications of interest from the dealers. Payment for the units is made by the dealer or a third-party lender once the boat is manufactured and delivered to the dealer. Dealers are not contractually obligated to purchase any boats. Although to date most dealers have purchased boats for which they have provided indications of interest, we could experience excess inventory and costs if a dealer should choose not to purchase a boat for which it has provided an indication of interest. Beginning in early 2025, as a condition to participate in various programs, we are requiring new dealers to sign a dealer agreement, provide a non-binding APT (Annual Purchase Target), register new boat owners’ warranty information and meet various other requirements. There can be no assurances that these efforts will result in any specific level of participation or adherence to the annual APT.

Demand for our products is typically seasonal, with sales generally highest in the second quarter of the calendar year, although market turmoil over the last couple of years overshadowed normal seasonal patterns.

Floor Plan Financing

Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During the year ended December 31, 2024, a majority of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon purchasing a boat from us and the lender pays us the invoice price of the boat. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.

Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to resell repurchased inventory to a new dealer. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. To date, we have not been required to repurchase any boats under repurchase agreements.

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

Raw Materials, Principal Suppliers, and Customers

We purchase a number of our product parts and components from third-party suppliers, including the fiberglass we use to manufacture parts of our boats, hydrocarbon feedstocks and steel, as well as product parts and components, such as engines and electronic controls, through a sales order process. The most significant component used in manufacturing a gas-powered boat, based on cost, is the engine. We maintain a strong and long-standing relationship with our main supplier of engines, Suzuki Motor of America, Inc.

We do not maintain long-term contracts with preferred suppliers but instead rely on informal arrangements and off-the-shelf purchases. We purchase motors from three different manufacturers. We have not experienced any material shortages in any of our product parts, or components. Temporary shortages, when they do occur, usually involve manufacturers of these products adjusting model mix, introducing new product lines, or limiting production in response to an industry-wide reduction in boat demand.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year end December 31, 2024 three dealers represented 40% of our sales, while during the year end December 31, 2023, five dealers represented 35% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We have not protected our intellectual property rights for our gas-powered motor products through patents or formal copyright registration, and we do not currently have any patent applications pending related to our gas-powered boats. Instead, we rely on trade secrets, know-how and technology to protect our current products, which are not protected by patents, to protect the intellectual property behind our boats. We utilize confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade-secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. See “Risk Factors-Intellectual Property Risks.” Although we do have patents to protect our intellectual property rights for electric powered motor products; we are no longer developing electric powered boats.

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

We provide limited product warranties, generally covering periods of ten years for the hull, and the motors are under warranty by their manufacturer.

In addition, we provide a three-year limited fiberglass small parts warranty on some parts and components, such as consoles. Gelcoat is covered up to one year. We pass all warranties included with third party components (e.g., stereos, pumps, electrical devices) directly on to the consumer. Where there is no separate OEM warranty, we provide a one-year basic limited systems warranty for repair or replacement of the defective part.

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

Employees/Human Capital

We currently employ approximately 65 employees, which includes about 45 hands-on boat builders, all of whom are full-time employees. None of our employees are represented by a labor union.

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

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of pandemics on the safety of our employees and our business, which include:

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

We were incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009 and reincorporated in Delaware on April 7, 2021 under the name to Twin Vee PowerCats Co. ValueRich, Inc. was incorporated under the laws of the state of Florida on July 11, 2003 and reincorporated in Delaware on March 3, 2006. On February 17, 2015 ValueRich, Inc. consummated the acquisition of Twin Vee Catamarans, Inc. On April 26, 2016, ValueRich, Inc. changed its name and began operating under the name Twin Vee PowerCats, Inc. On December 5, 2022, Twin Vee PowerCats, Inc. was merged into our company.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, which name was subsequently changed to Forza X1, Inc. on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as our Electra Power Sports™ Division. Following our initial public offering that closed on July 23, 2021 (the “IPO”), we determined in October 2021 that for several reasons, that we would market our new independent line of electric boats under a new brand name (and new subsidiary). and we engaged in a public offering of the shares of common stock of Forza. During 2024, Forza determined to cease production of its planned electric boat, and on November 26, 2024, Forza was merged into Twin Vee Powercats. Co. and became a wholly -owed subsidiary of Twin Vee Powercats. Co.

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

We have incurred losses for the years ended December 31, 2024 and 2023 and could continue to incur losses in the future.

For the years ended December 31, 2024 and 2023, respectively, we incurred a loss from operations of $14,551,769 and $11,987,299; and a net loss of $14,009,906 and $9,782,196. As of December 31, 2024, we had an accumulated deficit of approximately $25,392,955 million. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. In addition, We cannot assure you that we or our subsidiaries, will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Florida where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

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

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For fiscal 2024, our top three dealers accounted for approximately 40% of our consolidated revenues. All three of these dealers accounted for more than 10% of our total sales for the year ended December 31, 2024. During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales and that dealer represented 10% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. To date, we have not been obligated to repurchase any boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the year ended December 31, 2024 and 2023, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

We provide a hull warranty for structural damage of up to 12 years for our boats. In addition, we provide a three-year limited fiberglass small parts warranty on all or some small fiberglass parts and components such as consoles. Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by us.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

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

As with most boat construction businesses, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous waste have been disposed or at our current facility, regardless of whether our facility is owned or leased or whether the environmental conditions were created by us, a prior owner or tenant, or third-party. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

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

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Twin Vee and AquaSport brands will also depend heavily on the success of our marketing efforts. To further promote our brands, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock in our initial public offering. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

If we fail to manage future growth effectively, we may not be able to market or sell our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We are expanding our operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians. . Competition for individuals with experience designing, manufacturing and servicing boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects

We depend upon our executive officers and we may not be able to retain them and their knowledge of our business and technical expertise would be difficult to replace.

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

Our Chief Executive Officer owns 22.6% of our outstanding common stock. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Network and information systems and other technologies are important to our business activities and operations. Our new web-based platform Pro Direct will be dependent upon our networks and information systems. Network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. To the extent we are able to grow our sales through our Pro Direct platform and become dependent on such sales, we could experience loss of revenue in the event that a security breach or a technological malfunction disrupts the ability of customers to access and use the platform. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

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

Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. The occurrence of any such network or information systems-related events or security breaches could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently, and may in the future be, subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions that could cause us to incur significant legal expenses and which could have a material adverse effect on our business, operating results or financial condition.

We are currently, and may in the future be, subject to substantial litigation, regulatory actions, government investigations, proceedings and similar actions including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, whistleblower, environmental, tax, accounting, class action, and product liability, as well as trade, regulatory and other claims related to our business and our industry. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results or financial condition.

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Chancery Court of the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee Powercats Co. and Twin Vee Powercats, Inc. (collectively, “Defendants”), related to Forza’s merger with us seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants intend to vigorously defending against the claims. At this time, the Company is unable to estimate the ultimate outcome of this matter.

These securities class actions, shareholder derivative actions and other current or future litigation matters may be time-consuming, divert management’s attention and resources, cause the Company to incur significant defense and settlement costs or liability. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class action; therefore, no litigation reserve has been recorded in our consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results or financial condition.

Intellectual Property Risks

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We do not have any patent protection for our gas-powered motor products. Our gas powered boats. The only patent protection we have is for our electric products which we are no longer developing. We rely on a combination of trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect rights in our technology and intellectual property. Our trademark applications may not be granted, any trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other companies with similar or related technology, products or services. We are, and may in the future become, subject to claims that we, they or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail to defend such claims, we or they may be forced to pay monetary damages or be enjoined from using certain technology, products, services or knowledge. Even if we or they are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our use of open-source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We plan to use open-source software in connection with the development and deployment of our products and services. Companies that use open-source software in connection with their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what are believed to be open-source software or claiming noncompliance with open- source licensing terms. Some open-source software licenses may require users who distribute proprietary software containing or linked to open- source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open- source license, which could include proprietary source code. In such cases, the open- source software license may also restrict us from charging fees to licensees for their use of our software. While we will monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open-source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

Further, in addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open-source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our products, product candidates and brands.

We have not protected our intellectual property rights with respect to our boats through patents or formal copyright registration, and we do not currently have any patent applications pending. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets, know-how and technology, which are not protected by patents, to protect the intellectual property behind our boats. We utilize confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect its proprietary technology and processes. We intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade-secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

The status of the protection of our intellectual property is unsettled as we do not have any issued patents, registered trademarks or registered copyrights for most of our intellectual property and other than three design, five utility and two full non-provisional patent applications, we have not applied for the same. Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our powerboats and electric powertrains or use third-party components, which could make it more difficult for us to operate. From time to time, we may receive communications from third parties that allege our products or components thereof are covered by their patents or trademarks or other intellectual property rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property rights, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Risks Related to our Industry

Demand in the powerboat industry is highly volatile.

Volatility of demand in the powerboat industry, especially for recreational powerboats and electric powerboats, may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for recreational powerboat and electric powerboat sales depends largely on general, economic and social conditions in a given market. Historically, sales of recreational powerboats decrease during economic downturns. We have fewer financial resources than more established powerboat manufacturers to withstand adverse changes in the market and disruptions in demand.

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

Consumers often finance purchases of our products. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for boats, and may continue to do so. There continue to be fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions worsen and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions, including the introduction of new tariffs. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence, including a significant market reaction to the novel coronavirus (COVID-19), resulting in a significant reduction in many major market indices. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in:

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

Risks Related to Ownership of our Common Stock

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

Even if we effect a reverse stock split, there can be no assurance that our increased stock price will remain at a price that will be sufficient in order to meet any continued requirements and policies of Nasdaq or that our common stock will remain listed on Nasdaq.

At our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), our stockholders approved an amendment to our Certificate of Incorporation to effect, at the discretion of the Twin Vee Board of Directors, a reverse stock split at a ratio within a range of 1-for-2 to 1-for-20, with the ratio within such range to be determined at the discretion of our Board of Directors and included in a public announcement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock. Further, there can be no assurance that the increase, if any, in the price of our common stock will be sufficiently large and sustained for a sufficient amount of time in order to meet any continued requirements and policies of Nasdaq, or that our common stock will remain listed on Nasdaq.

Further, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain the Company’s listing, even if we regain compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Compliance Period.

Accordingly, we may fail to regain compliance with the Minimum Bid Price requirement during the Compliance Period or maintain compliance with the other Nasdaq listing requirements. Any non-compliance may be costly, divert our management’s time and attention, and could have a material adverse effect on our business, reputation, financing, and results of operation A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of the common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

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

Additionally, the existence of material weaknesses has required management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

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

We are also a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock) or a public float (based on our common stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Investors should consider an investment in our common stock risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Our stock price has been volatile and may be volatile in the future. The price of our common stock has experienced volatility. On March 14, 2024, the closing price of our common stock on the Nasdaq was $1.12 per share, on December 31, 2024, the closing price of our common stock on the Nasdaq was $0.55 per share It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all. The stock market in general has been, and the market price of our common stock in particular, will likely be subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our common stock may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken an assessment of our networking risk management processes and controls to identify, quantify, and categorize material risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

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

Item 2. Properties.

The Company leases its office and production facilities, located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, our CEO. We entered into the lease on January 1, 2020, which, as amended January 1, 2021, provided for an initial term of five years and one additional five-year term at the option of the Company. The current base rent payment is $36,465 per month including property taxes and the lease required a $25,000 security deposit. The base rent increases five percent (5%) on the anniversary of each annual term. We have engaged in several building capacity expansion and improvement projects during the last year.

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

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Chancery Court of the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee Powercats Co. and Twin Vee Powercats, Inc. (collectively, “Defendants”), related to Forza’s merger with us seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants intend to vigorously defending against the claims. At this time, the Company is unable to estimate the ultimate outcome of this matter.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “VEEE” since July 21, 2021. The last price of our common stock as reported on the Nasdaq Capital Market LLC on March 17, 2025 was $0.40 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of March 17, 2025, we had 274 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We did not pay a cash dividend during the 2024 or 2023 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company, Inc. (also known as Direct Transfer LLC).

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Use of Proceeds

On July 23, 2021, we closed our initial public offering pursuant to which we offered and sold 3,000,000 shares of our common stock at an offering price of $6.00 per share (for aggregate gross proceeds of $18,000,000), pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on July 20, 2021, as amended by the Registration Statement on Form S-1 MEF (File No. 333-258058) filed with the SEC on July 20, 2021 and effective as of the date of filing. All proceeds have been applied as planned and disclosed in the registration statements.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the years ended December 31, 2024 and 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2024 and 2023.

Equity Compensation Plan Information

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan, as amended and restated on June 1, 2021 (the “2021 Plan”). The following table provides information, as of December 31, 2024 with respect to options outstanding under the 2021 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders (2)	2,223,711	2.82	948,089
Equity compensation plans not approved by security holders	—
Total	2,223,711	2.82	948,089

(1)	The maximum number of shares of common stock that may be issued under the 2021 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. In addition, effective as of November 11, 2024, the 2021 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 1,000,000 shares to 3,171,800 shares.

(2)	This table does not present information regarding equity awards under the Forza’s 2022 Stock Incentive Plan (the “2022 Plan”) that were assumed by us in connection with the Merger. As of December 31, 2024, an additional 480,458 shares of our common stock were subject to options outstanding that were assumed in the Merger.

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

Company Overview

We are a designer, manufacturer and marketer of recreational and commercial power catamaran boats. We believe our company has been an innovator in the recreational and commercial power catamaran industry. We currently have 19 gas-powered models in production ranging in size from our 22-foot monohull to our newly designed 40-foot offshore 400 GFX. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency, and offering users a stable riding boat. Additionally, we have launched the AquaSport line of monohull boats which are expected to appeal to first-time boat buyers, the freshwater market, and consumers that prefer a monohull boat, increasing our potential customer base across the nation and beyond the catamaran market. Twin Vee’s home base operations in Fort Pierce Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet. We currently employe approximately 65 employees.

Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power catamaran boating market. We currently primarily sell our boats through a current network of 43 independent boat dealers in locations across North America and the Caribbean who resell our boats to the end user Twin Vee customers. We continue recruiting efforts for high quality boat dealers and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines.

During the year ended December31, 2024, we experienced a dramatic decrease in revenue. Our objectives have been to assist dealers with selling through field inventory, add new models like the GFX2 model line introduced in 2024, expand our dealer and distribution network, and increase unit production to fulfill our customer and dealer orders. The average selling price of our units increased by 19%, for the year ended December 31, 2024, to approximately $167,096. This is due to the higher proportion of larger Twin Vee models sold versus smaller Aquasport models.

Recent Developments

Merger

On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Merger Agreement, by and between us, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as our wholly-owned subsidiary. At the effective time of the Merger, (a) each outstanding share of common stock of Forza , par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share for an aggregate of 5,355,000 shares of our common stock (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

The issuance of shares of Twin Vee Common Stock to the former shareholders of Forza was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-281788), as amended, filed by Twin Vee with the Securities and Exchange Commission (the “SEC”) and declared effective on October 10, 2024 (the “Registration Statement”).

At the effective time of the Merger, in accordance with the terms of the Merger Agreement, the size of Twin Vee’s board of directors (the “Board”) was set at five, Joseph Visconti, Preston Yarborough, Neil Ross and Kevin Schuyler remained as directors of Twin Vee and Marcia Kull was appointed as a director of Twin Vee. Effective as of the effective time of the Merger, Bard Rockenbach and James Melvin resigned as directors of Twin Vee and any committees thereof.

Nasdaq Compliance

On November 7, 2024, we received written notification from The Nasdaq Stock Market LLC (“Nasdaq”) granting our request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time prior to May 5, 2025, Nasdaq will notify us when it determines that we have regained compliance with the Minimum Bid Price Requirement and the matter will be closed.

On November 11, 2024, we held the 2024 Annual Meeting. At the 2024 Annual Meeting, our stockholders approved the issuance of shares of common stock to Forza stockholders pursuant to the terms of the Merger Agreement and an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio within the range of 1-for-2 to 1-for-20.

Sale Agreement with Revver Digital, LLC

On February 4, 2025, we entered into an agreement (the “Sale Agreement”), effective February 4, 2025 (the “Effective Date”), with Revver Digital, LLC, a Delaware limited liability company and wholly owned subsidiary of One Water Marine Inc. (“OWM”), providing us with the right to acquire certain intellectual property of OWM (the “OWN Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains (the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale to us of the OWN Intellectual Property, the Sale Agreement grants us a license to use and sublicense the OWN Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined) of the Business; and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing (the “Closing”) of the sale to us of the OWN Intellectual Property, the Sale Agreement provides that in consideration of the transfer of, and as a purchase price (the “Purchase Price”) for, the OWM Intellectual Property, we will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000 (the “Minimum Purchase Price”), less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date (the “Remaining Purchase Price”).

Financial Condition

We finished the year with revenue down 57% compared to the prior year. Our cash, cash equivalents, restricted cash and marketable securities were $7.7 million at December 31, 2024. Our property, plant, and equipment went up as we invested in additional boat molds for new model, equipment to support our increased production levels, and leasehold improvements to improve the quality of our products and new and expanded production facilities

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides certain selected financial information for the years presented:

	Years Ended
	December 31,
	2024	2023	$ Change	% Change
Net sales	$14,388,517	$33,425,912	$(19,037,395)	(57%)
Cost of products sold	$15,139,942	$30,159,024	$(15,019,082)	(50%)
Gross profit	$(751,425)	$3,266,888	$(4,018,313)	(123%)
Operating expenses	$13,800,344	$15,254,187	$(1,453,843)	(10%)
Loss from operations	$(14,551,769)	$(11,987,299)	$(2,564,470)	21%
Other expense	$(541,863)	$(2,205,103)	$1,663,240	(75%)
Net loss	$(14,009,906)	$(9,782,196)	$(4,227,710)	43%
Basic and dilutive income per share of common stock	$(1.10)	$(0.76)	$(0.35)	46%
Weighted average number of shares of common stock outstanding	10,032,040	9,520,000

Net Sales and Cost Sales

Our net sales decreased $19,037,395, or 57% to $14,388,517 for the year ended December 31, 2024 from $33,425,912 for the year ended December 31, 2023. The number of boats sold during fiscal year ended December 31, 2024 decreased 63% compared to the number of our boats sold during the fiscal year ended December 31, 2023. However, our average cost per unit increased approximately $27,000. The increase in average price per boat was due to the higher percentage of Twin Vee boats compared to Aquasport boats, which have generally lower prices than Twin Vee boats.

Gross Profit

Gross profits decreased by $4,018,313, or 123% to a negative $751,425 for the year ended December 31, 2024 from $3,266,888 for the year ended December 31, 2023. Gross profit as a percentage of sales, for the year ended December 31, 2024 and 2023 was negative 5% and positive 10% respectively. We attribute the decline in gross profit percentage to inefficiencies in production resulting from a significant drop in demand in the marine sector.

Total Operating Expenses

Operating expenses for the year ended December 31, 2024 and 2023 were $13,800,344 and $15,254,187, respectively, a decrease of $1,453,843 or 10%. As a percentage of revenues operating expenses were 96% compared to 46% in the prior year, largely due to the high fixed cost nature of our business on a 57% reduction in revenues partially offset by the benefit of significantly reduced spending at Forza throughout 2024. Operating expenses for the year ended December 31, 2024 included an impairment charge of $1,674,000 related to the impairment of the partially constructed Forza building based on an appraisal prior to the merger of Twin Vee and Forza. Before the impact of this charge, operating expenses for the year ended December 31, 2024 and 2023 were $12,126,344 and $15,254,187, respectively, a decrease of $3,127,843 or 21%. As a percentage of revenues, before the impact of the impairment charge, operating expenses were 84% compared to 46% in the prior year, largely due to the high fixed cost nature of our business on a 57% reduction in revenues partially offset by the benefit of significantly reduced spending at Forza throughout 2024.

Selling, general and administrative expenses decreased by approximately 17%, or $638,538 to $3,095,868 for the year ended December 31, 2024, compared to $3,734,406 for the year ended December 31, 2023.

Salaries and wage-related expenses decreased by approximately 34%, or $2,566,622 to $4,906,819 for the year ended December 31, 2024, compared to $7,473,441 for the year ended December 31, 2023. This decline is primarily related to significant reductions in headcount at Forza, partially offset by $310,000 in special bonuses paid to certain executives upon the successful merger of Twin Vee and Forza. Included in salaries and wages for the year ended December 31, 2024 was a non-cash stock-based compensation expense of $1,202,474, which represented a decrease of $700,275 from the prior year, due primarily to the forfeiture of options following the departure of certain senior executives at both Twin Vee and Forza during 2024 partially offset by the addition of a new executive officer at Twin Vee and further issuances of options to existing employees. Also resulting from the reduction in headcount year over year were related reductions in the cost of benefits, primarily health insurance, holiday pay and 401K.

Professional fees increased by 34%, or $420,086 to $1,669,474 for the year ended December 31, 2024, compared to $1,249,388 for the year ended 2023. The increase in professional fees related primarily to the merger between Twin Vee and Forza. Costs incurred were for legal representation, auditor consents, fairness opinions, appraisals, filings and the like.

Depreciation and amortization expense for the year ended December 31, 2024 increased by 29%, or $391,834 to $1,745,217 for the year ended December 31, 2024 compared to $1,353,383 for the year ended December 31, 2023. This increase is due to significant investments in equipment, leasehold improvements and boat molds that resulted in an increased depreciation expense.

Research and development expenses for the year ended December 31, 2024, was $586,378 compared to $1,443,569, for the year ended December 31, 2023. This reduction was due to the discontinuance of the development of our electric propulsion system for Forza.

Other income decreased by 75%, or $1,663,240 to $541,863 for the year ended December 31, 2024, compared to $2,205,103 for the year ended, 2023. The decrease in other income is primarily the result of $1,267,055 in Employee Retention Credit income received in 2023, which is not recurring in 2024, and lower overall dividends and interest on investments resulting from the liquidation of investments to fund operations and capital investments.

Net Loss

Net loss for the year ended December 31, 2024, was $14,009,906, compared to $9,782,196 for the year ended December 31, 2023. 2024 was a challenging year with overall boat production down 63%, which worsened throughout the year. We managed both variable and fixed operating costs, including reducing then shutting down the Forza research and development operation. The deleveraging of our fixed costs on such a low revenue base in 2024 led to significant losses. We have decreased our head count significantly and continue to right-size the business for the current state of the economy, while keep our core strengths intact. Basic and dilutive loss per share of common stock increased for the year ended December 31, 2024 to ($1.10) compared to ($0.76) for the year ended December 31, 2023.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2024 was net cash received from sales of our equity securities and those of Forza during prior fiscal years and revenue generated from operations. Our primary use of cash was related to funding the low-level revenue related cash losses from operations and capital improvements. Our priority over the next year is to grow our revenue base while managing working capital including improving inventory turns.

The following table provides selected financial data about us as of December 31, 2024 and December 31, 2023.

	December 31,	December 31,
	2024	2023	Change	% Change
Cash and cash equivalents	$7,491,123	$16,497,703	$(9,006,580)	(54.6%)
Restricted cash	$215,117	$257,530	$(42,413)	(16.5%)
Current assets	$10,419,141	$26,646,318	$(16,227,177)	(60.9%)
Current liabilities	$3,747,990	$4,216,345	$(468,355)	(11.1%)
Working capital	$6,671,151	$22,429,973	$(15,758,822)	(70.3%)

As of December 31, 2024, we had sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Annual Report. As of December 31, 2024, we had $7,706,240 of cash, cash equivalents, restricted cash and marketable securities, total current assets of $10,419,141, and total assets of $25,887,905. Our total liabilities were $6,671,055. Our total liabilities were comprised of current liabilities of $3,747,990, which included accounts payable and accrued liabilities of $3,009,331, contract liability of $80,000, finance lease liability of $221,929 and current portion of operating lease right of use liability of $436,730, and long-term liabilities of $2,923,065. As of December 31, 2023, we had $16,755,233 of cash, cash equivalents, restricted cash, $4,462,942 of marketable securities, total current assets of $26,646,318 and total assets of $39,846,713. Our total current liabilities were $4,216,345 and total liabilities of $7,797,098 which included long-term operating lease liabilities for the lease of our facility.

We believe that our cash and cash equivalents will provide sufficient resources to finance operations for the next 12 months. In addition to cash, cash equivalents, restricted cash and marketable securities, we anticipate that we will be able to rely, in part, on cash flows from operations in order to meet our liquidity and capital expenditure needs in the next year. We also anticipate the sale of our partially constructed McDowell, North Carolina facility to generate cash.

 Cash Flow

	Years Ended
	December 31,
	2024	2023	Change	% Change
Cash used in operating activities	$(6,973,617)	$(6,934,773)	$(38,844)	(1%)
Cash used in investing activities	$(1,861,632)	$(6,629,021)	$(4,767,389)	(72%)
Cash (used in) provided by financing activities	$(213,744)	$6,818,020	$(7,031,764)	(103%)
Cash at end of year	$7,706,240	$16,755,233	$(9,048,993)	(54%)

Cash Flow from Operating Activities

For the year ended December 31, 2024, net cash flows used in operating activities was $6,973,617 compared to $6,934,773 during the year ended December 31, 2023. We have decreased net inventory levels by $2,418,098, due to managing inventory as well as other working capital items to align with the significant reduction in revenues and production in 2024. Our net loss was $14,009,906, decreased by non-cash expenses, primarily due to stock-based compensation of $1,177,140, depreciation and amortization of $1,745,217, impairment of property & equipment of $1,674,000, change of right-of-use asset and lease liabilities of $464,304, and loss on disposal of property & equipment of $172,684. For the year ended December 31, 2024, our accounts payable decreased $183,947 due to our decrease in inventory and production. For the year ended December 31, 2024, our operating lease liabilities decreased $482,897 and our accrued liabilities decreased by $281,259.

Cash Flow from Investing Activities

During the year ended December 31, 2024, we used $1,861,632 for investment activities, compared to $6,629,021 used during the year ended December 31, 2023. We increased our property and equipment by $6,341,675, we sold marketable securities of $4,462,942. The majority of the property and equipment purchased were molds for our boat production, for Twin Vee, and additions to facilities in both North Carolina and Ft. Pierce Florida.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used by financing activities was approximately $213,744 compared to net cash provided by financing activities of $6,818,020 for the year ended December 31, 2023. The cash flow from financing activities for the year ended December 31, 2024 included only finance lease payments while for the year ended December 31, 2023, cash provided by finance activities was primarily from proceeds of $6,996,015 and deferred offering cost of $66,463 from a follow-on underwritten public offering for Forza in June 2023.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Twin Vee Powercats Co. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and the Stockholders of

Twin Vee Powercats Co. and Subsidiaries

Fort Pierce, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Vee Powercats Co. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2020.

Jericho, New York

March 20, 2025

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current Assets
Cash and cash equivalents	$7,491,123	$16,497,703
Restricted cash	215,117	257,530
Accounts receivable	—	80,160
Marketable securities	—	4,462,942
Inventories, net	2,516,760	4,884,761
Prepaid expenses and other current assets	196,141	463,222
Total current assets	10,419,141	26,646,318

Property and equipment, net	15,037,798	12,293,988
Operating lease right of use asset, net	390,686	854,990
Security deposit	40,280	51,417
Total Assets	$25,887,905	$39,846,713

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,215,078	$2,399,026
Accrued liabilities	794,253	1,075,512
Contract liabilities	80,000	44,195
Finance lease liabilities	221,929	214,715
Operating lease liabilities	436,730	482,897
Total current liabilities	3,747,990	4,216,345

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	2,423,165	2,644,123
Operating lease liabilities - noncurrent	—	436,730
Total Liabilities	6,671,055	7,797,098

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 14,874,480 and 9,520,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	14,874	9,520
Additional paid-in capital	44,594,930	37,848,657
Accumulated deficit	(25,392,955)	(14,346,984)
Equity attributed to stockholders of Twin Vee PowerCats Co, Inc.	19,216,849	23,511,193
Equity attributable to noncontrolling interests	—	8,538,422
Total stockholders’ equity	19,216,849	32,049,615

Total Liabilities and Stockholders’ Equity	$25,887,905	$39,846,713

The accompanying notes are an integral part of these consolidated financial statements

 TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2024	2023

Net sales	$14,388,517	$33,425,912
Cost of products sold	15,139,942	30,159,024
Gross (loss) profit	(751,425)	3,266,888

Operating expenses:
Selling, general and administrative	3,095,868	3,734,406
Salaries and wages	4,906,819	7,473,441
Professional fees	1,669,474	1,249,388
Impairment of property & equipment	1,674,000	—
Loss on disposal of assets	172,684	—
Gain on sale of R&D equipment	(50,097)	—
Depreciation and amortization	1,745,217	1,353,383
Research and development	586,379	1,443,569
Total operating expenses	13,800,344	15,254,187

Loss from operations	(14,551,769)	(11,987,299)

Other income (expense):
Dividend income	510,099	909,215
Other income	63,391	9,898
Interest expense	(222,594)	(221,157)
Interest income	150,553	48,370
Unrealized gain on marketable securities	—	87,781
Realized gain on marketable securities	40,414	103,941
Employee Retention Credit income	—	1,267,055
Total other income	541,863	2,205,103

Loss before income tax	(14,009,906)	(9,782,196)
Income taxes provision	—	—
Net loss	(14,009,906)	(9,782,196)
Less: Net loss attributable to noncontrolling interests	(2,963,935)	(2,590,020)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(11,045,971)	$(7,192,176)

Basic and dilutive loss per share of common stock	$(1.10)	$(0.76)
Weighted average number of shares of common stock outstanding	10,032,040	9,520,000

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2023	—	$—	9,520,000	$9,520	$35,581,022	$(7,154,808)	$4,585,155	$33,020,889

Subsidiary share issuance	—	—	—	—	364,886	—	6,564,666	6,929,552
Stock-based compensation	—	—	—	—	1,902,749	—	—	1,902,749
Subsidiary stock repurchase	—	—	—	—	—	—	(21,379)	(21,379)
Net loss	—	—	—	—	—	(7,192,176)	(2,590,020)	(9,782,196)
Balance, December 31, 2023	—	$—	9,520,000	$9,520	$37,848,657	$(14,346,984)	$8,538,422	$32,049,615

Share Issuance for Forza Equity	—	—	5,354,480	$5,354	$5,569,133	$	$(5,574,487)	$—
Stock-based compensation	—	—	—	—	1,177,140	—	—	1,177,140
Net loss	—	—	—	—	—	(11,045,971)	(2,963,935)	(14,009,906)
Balance, December 31, 2024	—	$—	14,874,480	$14,874	$44,594,930	$(25,392,955)	$—	$19,216,849

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(14,009,906)	$(9,782,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,177,140	1,902,749
Depreciation and amortization	1,745,217	1,353,383
Impairment of property & equipment	1,674,000	—
Gain of sale of R&D equipment	(50,097)	—
Loss on disposal of property & equipment	172,684	—
Change of right-of-use asset	464,304	474,630
Net change in fair value of marketable securities	—	(87,781)
Change in inventory reserve	(285,584)	419,616
Changes in operating assets and liabilities:
Accounts receivable	80,160	(65,993)
Inventories	2,703,682	(1,296,045)
Prepaid expenses and other current assets	267,081	419,195
Accounts payable	(183,947)	333,346
Accrued liabilities	(281,259)	(165,257)
Operating lease liabilities	(482,897)	(479,315)
Contract liabilities	35,805	38,895
Net cash used in operating activities	(6,973,617)	(6,934,773)

Cash Flows From Investing Activities
Security deposit	11,137	(18,900)
Realized gain on sale of marketable securities, available for sale	(40,414)	(103,941)
Net sales (purchases) of investment in marketable securities	4,503,356	(1,343,702)
Proceeds from sale of property and equipment	6,000	—
Purchase of property and equipment	(6,341,711)	(5,162,478)
Net cash used in investing activities	(1,861,632)	(6,629,021)

Cash Flows From Financing Activities
Proceeds from Forza Issuance of common stock	—	6,996,015
Deferred offering costs	—	(66,463)
Forza stock repurchase	—	(21,379)
Finance lease payments	(213,744)	(90,153)
Net (used in) cash provided by financing activities	(213,744)	6,818,020

Net change in cash, cash equivalents and restricted cash	(9,048,993)	(6,745,774)
Cash at beginning of the year	16,755,233	23,501,007
Cash, cash equivalents and restricted cash at end of the year	$7,706,240	$16,755,233

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$435,161	$235,519

Reconciliation to the Consolidated Balance Sheet
Cash and cash equivalents	$7,491,123	$16,497,703
Restricted cash	215,117	257,530
Total cash, cash equivalents and restricted cash	$7,706,240	$16,755,233

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2023 and the year ended December 31, 2024. On July 23, 2024, Fix My Boat, Inc. was merged into Twin Vee PowerCats Co.

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On July 30, 2024, AquaSport Co. was merged into Twin Vee PowerCats Co.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed the name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary). Forza’s completed the initial public offering of its common stock on August 16, 2022 and a follow-on public offering on June 14, 2023, which together resulted in Forza becoming a majority-owned subsidiary of the Company.

In an effort to retain cash and reduce expenditures and as a result of market conditions, on July 11, 2024, Forza’s Board of Directors determined to discontinue and wind down the business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. Forza explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co.

On November 11, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the issuance of shares of the Company’s common stock to Forza stockholders pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024 (the “Merger Agreement”), by and between Forza, the Company and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio within the range of 1-for-2 to 1-for-20.

On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee.

At the effective time of the Merger (the “Effective Time”), (a) each outstanding share of common stock of Forza , par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to the Effective Time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

The issuance of shares of Twin Vee Common Stock to the former shareholders of Forza was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-281788), as amended, filed by Twin Vee with the Securities and Exchange Commission (the “SEC”) and declared effective on October 10, 2024 (the “Registration Statement”).

At the Effective Time, in accordance with the terms of the Merger Agreement, the size of Twin Vee’s board of directors (the “Board”) was set at five, Joseph Visconti, Preston Yarborough, Neil Ross and Kevin Schuyler remained as directors of Twin Vee and Marcia Kull was appointed as a director of Twin Vee.

Upon her appointment, Ms. Kull was appointed to serve on the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Ms. Kull will participate in the non-employee director compensation arrangements described under the heading “Twin Vee Director Compensation” contained in the Joint Proxy Statement/Prospectus and incorporated by reference herein.

Following the Merger, the composition of each class of the board is as follows: The Class I directors are Neil Ross and Marcia Kull, whose terms will expire at the annual meeting of stockholders to be held in 2025. The Class II director is Preston Yarborough, whose term will expire at the annual meeting of stockholders to be held in 2026. The Class III directors are Kevin Schuyler and Joseph Visconti, whose terms will expire at the annual meeting of stockholders to be held in 2027.

In connection with the Merger and effective as of the Effective Time, Bard Rockenbach and James Melvin resigned as directors of Twin Vee and any committees thereof. The decision to resign by each of Messrs. Rockenbach and Melvin was not the result, in whole or in part, of any disagreement with Twin Vee, its management team, or the board of directors of Twin Vee, on any matter relating to Twin Vee operations, policies or practices.

On May 10, 2024, Twin Vee PowerCats Co. (the “Company”) received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until November 6, 2024, to regain compliance.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiary, Forza X1, collectively referred to as the “Company”.

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

During the first quarter of 2024, the Company changed the classification of production labor and related benefit costs to be included as a component of cost of sales rather than operating expenses. The Company has adjusted the statement of operations for the year ended December 31, 2023 to be consistent with the accounting treatment in 2024. This resulted in an increase in cost of products sold of $6,456,139 and a corresponding decrease in operating expenses for the year ended December 31, 2024.

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

Total accounts receivable
January 1, 2023	$14,167
January 1, 2024	$80,160
December 31, 2024	$—

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At December 31, 2024 and 2023, the Company had customer deposits of $80,000 and $44,195, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are refundable and are recognized as revenue when the related boat is delivered, generally within 90 days.

Rebates and Discounts

Dealers earn wholesale rebates based on purchase volume commitments and achievement of certain performance metrics. The Company estimates the amount of wholesale rebates based on historical achievement, forecasted volume, and assumptions regarding dealer behavior. Rebates that apply to boats already in dealer inventory are referred to as retail rebates. The Company estimates the amount of retail rebates based on historical data for specific boat models adjusted for forecasted sales volume, product mix, dealer and consumer behavior, and assumptions concerning market conditions. The Company also utilizes various programs whereby it offers cash discounts or agrees to reimburse its dealers for certain floor plan interest costs incurred by dealers for limited periods of time, generally ranging up to six months.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2024 and 2023, the Company had $6,740,623 and $15,868,574, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2024 and 2023, the Company had cash, cash equivalents, and restricted cash of $7,706,240 and $16,755,233, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On December 31,2024 and 2023, included within restricted cash on the Company’s consolidated balance sheets is an irrevocable letter of credit for $215,117 and $257,530, respectively.

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

At December 31, 2024 and 2023, the provision for excess or obsolete inventories is $134,032 and $419,616, respectively.

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

Product Warranty Costs

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. The company’s warranty liability is included in the accrued liabilities line item of the accompanying consolidated balance sheets.

The following table shows the changes in the aggregate product warranty liability for the years ended December 31, 2024 and 2023, respectively:

	2024	2023
Balance as of January 1	$192,894	$92,373
Less: Payments made	(217,609)	(358,129)
Add: Provision for current years warranty	238,261	458,650
Balance as of December 31	$213,546	$192,894

Advertising

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2024 and 2023, advertising costs incurred by the Company totaled $206,333 and $444,231, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the years ended December 31, 2024 and 2023, research and development costs amounted to $586,378 and $1,443,569, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the years ended December 31, 2024, and 2023, shipping and handling costs amounted to $281,915 and $718,635, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the year ended December 31, 2024, the Company purchased all engines (Mercury, Suzuki and Yamaha) and certain composite materials for its boats under supplier agreements with five vendors. Total purchases from these vendors were $5,324,494. During the year ended December 31, 2023, the Company purchased all engines from three vendors (Mercury, Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $9,252,915.

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

For the years ended December 31, 2024 and 2023, respectively, the Company received $0 and $1,267,055, from the Employee Retention Credit (ERC).

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures of significant expenses that are regularly provided to the chief operating decision maker and included within each reported segment measure of segment profit or loss. The update also required disclosure regarding the chief operating decision maker and expands interim segment disclosure requirements. The adoption did not impact how the Company identifies its one reportable segment.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2027-03”), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The company is currently evaluating the potential impact the adoption of ASU 2024-03 will have on its future disclosures.

2. Marketable Securities

As of December 31, 2024, the Company had no marketable securities. The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$4,473,033	$50,878	$(60,969)	$4,462,942
Certificates of Deposits	—	—	—	—
Total marketable securities	$4,473,033	$50,878	$(60,969)	$4,462,942

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows:

		Fair Value Measurements Using

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non observable Inputs (Level 3)
Marketable securities:

Corporate Bonds	$4,462,942	$4,462,942	$—	$—
Total marketable securities	$4,462,942	$4,462,942	$—	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Inventories

At December 31, 2024 and 2023 inventories consisted of the following:

	December 31,	December 31,
	2024	2023
Raw Materials	$2,573,553	$5,001,512
Work in Process	—	96,721
Finished Product	77,239	206,144
Total Inventory	$2,650,792	$5,304,377
Reserve for Excess and Obsolete	(134,032)	(419,616)
Net inventory	$2,516,760	$4,884,761

5. Property and Equipment

At December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Machinery and equipment	$2,610,977	$2,692,473
Furniture and fixtures	36,816	40,299
Land	1,119,758	1,119,758
Leasehold improvements	1,228,860	1,228,860
Software and website development	300,935	300,935
Computer hardware and software	120,245	159,342
Boat molds	7,270,411	5,871,373
Vehicles	143,360	143,360
Electric prototypes and tooling	142,526	142,526
Assets under construction	6,130,786	2,977,894
	19,104,674	14,676,820
Less accumulated depreciation and amortization	(4,066,876)	(2,382,832)
	$15,037,798	$12,293,988

During the year, the Company obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, the company recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. The Company has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded.

Depreciation and amortization expense of property and equipment for the year ended December 31, 2024 and 2023 is $1,745,217 and $1,353,383, respectively.

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

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C. Visconti, the CEO of the Company and the CEO and majority shareholder of the Company’s parent company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021, the lease has a term of five years. The current base rent payment is $36,465 per month including property taxes and the lease required a $25,000 security deposit. The base rent increases five percent (5%) on the anniversary of each annual term.

The Company leased a warehouse facility which is located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment was $7,517 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The lease ended on October 15, 2024.

At December 31, 2024 and 2023, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2024	2023
Operating lease ROU asset	$390,686	$854,990

	December 31,	December 31,
	2024	2023
Operating lease liabilities:
Current portion	$436,730	$482,897
Non-current portion	—	436,730
Total	$436,730	$919,627

At December 31, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ending December 31,

2025	$437,580
Total lease payment
Less imputed interest	(850)
Total	$436,730

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2024
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	1.92

7. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two vehicles, two forklifts, and a copy machine. All leases were for 60-month terms at rates ranging from 3% to 7.5%. No new leases were entered into in 2024.

Finance lease are recorded in property and equipment, net on the consolidated balance sheet.

	December 31,	December 31,
	2024	2023
Cost	$220,332	$222,447
Accumulated Depreciation	(85,558)	(45,211)
Net Book Value	$134,774	$177,236

AquaSport Lease

On May 5, 2023, Twin Vee and AquaSport Co. entered into an agreement with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five Aquasport models ranging in size from 21- to 25-foot boats (the “AquaSport Assets”).

Under the Agreement, the Company has the right to purchase the AquaSport Assets from Ebbtide for $3,100,000 during the five-year term of the Agreement (or extension period), less credit for a $300,000 security deposit paid by the Company and $16,000 a month for any rent paid under the Agreement by AquaSport Co. to Ebbtide. AquaSport Co. leases the AquaSport Assets from Ebbtide under the Agreement at a monthly rent of $22,000 with the option to acquire the AquaSport Assets. The lease is for a term of five years, commencing June 1, 2023 at a 2.93% interest rate, with one option to renew the lease for an additional five years. In the event AquaSport Co. commits three payment Events of Default (as defined in the Agreement) within any consecutive two-year period or commits any other material Event of Default that is not cured timely and remains uncured, Ebbtide may terminate AquaSport’s rights under the Agreement to acquire the AquaSport Assets. In addition, Ebbtide has the right to terminate the Agreement if an Event of Default occurs. AquaSport’s obligations under the Agreement have been guaranteed by the Company.

Finance leases on the AquaSport lease are recorded in property and equipment, net on the consolidated balance sheet.

	December 31,	December 31,
	2024	2023
Land	$1,000,000	$1,000,000
Building	100,000	100,000
Molds	2,000,000	2,000,000
	3,100,000	3,100,000
Accumulated depreciation	(438,138)	(149,086)
Total	$2,661,862	$2,950,914

At December 31, 2024 and 2023, supplemental balance sheet information related to finance leases were as follows:

	December 31,	December 31,
	2024	2023
Finance lease liabilities:
Current portion	$221,929	$214,715
Non-current portion	2,423,165	2,644,123
Total	$2,645,094	$2,858,838

At December 31, 2024, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2025	$298,249
2026	296,033
2027	292,926
2028	1,988,409
Thereafter	—
Total lease payment	2,875,617
Less imputed interest	(230,523)
Total	$2,645,094

The following summarizes other supplemental information about the Company’s finance lease:

December 31,
2024
Weighted average discount rate	3.01%
Weighted average remaining lease term (years)	3.32

8. Accrued Liabilities

At December 31, 2024 and 2023, accrued liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued wages and benefits	$206,041	$343,511
Accrued interest	96,793	33,245
Accrued operating expense	277,873	115,037
Accrued construction expense	—	390,825
Warranty reserve	213,546	192,894
Total	$794,253	$1,075,512

9. Short-term Debt

On December 31, 2024 and 2023, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively. Interest on our Wells Fargo line is calculated in two ways, the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which, is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On December 31, 2024 and 2023, the interest rate on the line of credit was 11.13% and 11.6%.

Interest on our Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On December 31, 2024 and 2023, our interest rate was 11.75% and 16.8%, respectively.

On December 31, 2024 and 2023, the outstanding balance with Wells Fargo was $130,690 and $231,736, respectively. On December 31, 2024 and 2023, the outstanding balance with Yamaha Motor Finance was $255,649 and $210,674, respectively. The outstanding balances are included in account payable on the consolidated balance sheets.

10. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900. The loan is in response to the COVID-19 pandemic. The loan is a 30-year loan with an interest rate of 3.75%, monthly payments of $2,437 to begin October 22, 2022, under the EIDL program, which is administered through the SBA.

The EIDL loan has an initial deferment period wherein no payments are due for thirty months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan were used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

As part of the EIDL loan, the Company granted the SBA a continuing security interest in and to any and all collateral to secure payment and performance of all debts, liabilities and obligations of the Company to the SBA under the EIDL loan. The collateral includes substantially all tangible and intangible personal property of the Company.

A summary of the minimum maturities of term debt follows for the years set forth below.

Year Ending December 31,
2025	$—
2026	—
2027	6,611
2028	10,932
2029 and thereafter	482,357
Total	$499,900

11. Related Party Transactions

As discussed in note 6, the Company leases its facilities from a company owned by its CEO.

During the years ended December 31, 2024 and 2023, respectively, the Company recorded $0 and $36,000 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the former Chief Executive Officer of Forza. Additionally, during the years ended December 31, 2024 and 2023, respectively, Aqua Sport recorded expense of $0 and $50,000, for compensation for his work to start up the Tennessee facility.

During the year ended December 31, 2024, the Company received a variable monthly fee averaging $41,593, to provide management services to Forza. This income for the Company, and expense for Forza, has been eliminated in the condensed consolidated financial statements. No management fees have been recorded in the period after the date of the merger of November 26, 2024.

During the years ended December 31, 2023 the Company received a monthly fee of $6,800, to provide management services and facility utilization to Forza. This income for the Company, and expense for Forza, has been eliminated in the consolidated financial statements.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the then president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2024 and 2023, the lease expense was $7,500 and $20,000, respectively. The lease was canceled in March 2024.

12. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $10,265,229 or 60 units, and $10,510,252 or 69 units, as of December 31, 2024, and December 31, 2023, respectively. The Company incurred no impact from repurchase events during the years ended December 31, 2024 and December 31, 2023.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

13. Stockholders’ Equity

Twin Vee

Common Stock Issuance

On October 3, 2022, the Company issued and sold to ThinkEquity LLC, as the underwriter in a firm commitment underwritten public offering (the “Offering”) pursuant to the term of an underwriting agreement that the Company entered into with ThinkEquity LLC on September 28, 2022 (the “Underwriting Agreement”),an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $2.75 per share, for gross proceeds of $6,875,000, before deducting underwriting discounts, commissions and offering expenses. Pursuant to the Underwriting Agreement, the Company also issued to the underwriter, warrants to purchase up to 143,750 shares of common stock. The warrants will be exercisable at a per share exercise price of $3.4375.

On November 26, 2024, pursuant to the terms of the Merger Agreement with Forza and Merger Sub, Forza merged with and into Merger Sub, with Forza surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Forza common stock (other than any shares held by us), were converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of our common stock, any fractional shares to be rounded down to the nearest whole share of common stock, for an aggregate of 5,354,480 shares of our common stock. No cash proceeds were received related to this share issuance.

Common Stock Warrants

As of December 31, 2024, the Company had outstanding warrants to purchase an aggregate of 562,373 shares of common stock:

●	warrants to purchase 150,000 shares of common stock at an exercise price of $7.50 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.

●	warrants to purchase 143,750 shares of common stock at an exercise price of $3.4375 were issued to the representative of the underwriters on October 3, 2022, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on September 28, 2027.

●	warrants to purchase 105,501 shares of common stock at an exercise price of $10.22. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger . These representative’s warrants were originally issued in connection with Forza X1, Inc.’s initial public offering that closed on August 16, 2022, and are exercisable at any time and from time to time, in whole or in part, and expire on August 11, 2027.

●	warrants to purchase 163,122 shares of common stock at an exercise price of $3.07. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger These representative’s warrants were originally issued in connection with Forza X1, Inc.’s public offering that closed on June 14, 2023, and are exercisable at any time and from time to time, in whole or in part, and expire on June 12, 2028.

There was no warrant activity during the year ended December 31, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increased on January 1, 2022. As of December 31, 2024, there were 948,089 shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the year ended December 31, 2024 and 2023, the Company recorded $417,375 and $557,479, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the years ended December 31, 2024 and 2023:

	Year Ended December 31	Year Ended December 31,
	2024	2023
Expected term	1.42-6.5 years	5 years
Expected average volatility	39.1 – 49.6%	35.9 - 51%
Expected dividend yield	—	—
Risk-free interest rate	3.77 –4.55%	0.72 – 1.5-4.72%

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

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining life	Fair value
	Options	Exercise Price	(years)	of options

Outstanding, December 31, 2022	1,283,571	$4.14	8.95	$2,324,581
Granted	75,000	1.35	10.00	39,960
Exercised	—	—		—
Forfeited/canceled	(87,555)	(3.65)		(151,394)
Outstanding, December 31, 2023	1,271,016	$3.99	8.04	$2,213,147
Granted	1,352,458	2.19	5.16	266,500
Exercised	—	—		—
Forfeited/canceled	(484,303)	(3.63)		(770,996)
Outstanding, December 31, 2024	2.139,171	$2.93	5.04	$1,708,651

Exercisable options, December 31, 2024	1,177,766	$4.32	7.31

At December 31, 2024, 961,405 share of Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with a fair value equal to the closing market price of our common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, December 31, 2022	—	$—	—	$—
Granted	91,875	2.25	3.00	71,955
Exercised	—	—		—
Forfeited/canceled	(24,625)	(2.25)		(34,968)
Outstanding, December 31, 2023	67,250	$2.25	2.07	$36,987

Granted	87,300	0.84	2.56	48,015
Exercised	—	—		—
Forfeited/canceled	(70,010)	(1.32)		(38,505)
Outstanding, December 31, 2024	84,540	$1.56	1.57	$46,497

Forza

On November 26, 2024, we consummated the Merger contemplated by the Merger Agreement. Each outstanding share of Forza Common Stock (other than any shares held by the Company), were converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of Twin Vee Common Stock, any fractional shares to be rounded down to the nearest whole share of common stock, for an aggregate of 5,354,480 shares of Twin Vee Common Stock. No cash proceeds were received related to this share issuance.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the year ended December 31, 2023:

Year Ended December 31
2023
Expected term	5 years
Expected average volatility	108 - 113%
Expected dividend yield	—
Risk-free interest rate	2.98 –4.72%

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

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the year-to-date period until the date of merger on November 26, 2024, the Company recorded $759,765 of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations.

Forza’s 2022 Stock Incentive Plan (the “Plan”)- Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

14. Customer and Supplier Concentration

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the year ended December 31, 2024, three individual customers had sales of over 10% of our total sales and represented 40% of total sales. During the year ended December 31, 2023, one individual dealer had sales of over 10% of our total sales and represented 10% of total sales.

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the year ended December 31, 2024, the Company purchased a substantial portion of engines and other materials from five vendors. Total purchases from these vendors were $5,324,494. During the year ended December 31, 2023, the Company purchased all engines from three vendors for its boats under supplier agreements. Total purchases from these vendors were $9,252,915. The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

15. Income Tax

Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes in 2024. In 2021, the Company reversed valuation allowances against previously reserved deferred tax assets, accordingly, there was no provision for current and deferred federal or state income taxes.

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

	December 31,	December 31,
	2024	2023

Non-operating loss carryforward	$16,700,000	$8,600,000
Valuation allowance	(16,700,000)	(8,600,000)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During the years ended December 31, 2024 and 2023, the valuation allowance increased by approximately $8,100,000 and $3,092,000, respectively. The Company has net operating and economic loss carry-forwards of approximately $8.6 million available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2020 to 2022 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2021 to 2023, are subject to review by the tax authorities.

16. Net Loss Per Share

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

Basic and diluted loss per common share have been computed based on the following as of years ending December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Numerator for basic and diluted net loss per share:
Net loss	$(11,045,971)	$(7,192,176)
Denominator:
For basic net loss per share - weighted average common shares outstanding	10,032,040	9,520,000
Effect of dilutive stock options	—	—
For diluted net loss per share - weighted average common shares outstanding	10,032,040	9,520,000
Net loss per share -Basic:
Net loss per share	$(1.10)	$(0.76)
Net loss per share - Diluted:
Net loss per share	$(1.10)	$(0.76)

For the years ended December 31, 2024 and 2023, all potentially dilutive securities were antidilutive.

17. Segment Information

Effective with the beginning of the fourth quarter of 2024, the company began operating in a single segment following the reorganization of its operations from three operating and reportable segments to one operating and reportable segment. The primary business activities include design, manufacture, marketing and sales of power boats. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s Chief Operating Decision Maker is its President and Chief Executive Officer. The CDOM regularly reviews consolidated net sales, consolidated operating expenses and consolidated operating income.

18. Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2024 through March 20, 2025, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

On January 1, 2024, our 2021 Stock Incentive Plan automatically increased, and will continue to increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of January 1, 2025, the maximum number of common stock shares available for issuance was 3,841,152.

In January 2025, the company obtained a waiver of liens and the delivery of certain equipment from the general contractor of the Marion North Carolina facility which will allow the company to move forward with a plan of disposal. The land and building are currently listed for sale while the company searches for a broker for the property. We expect this property to be sold withing the next 12 months.

On February 4, 2025, Twin Vee PowerCats Co. (the “Company”) entered into an agreement (the “Sale Agreement”), effective February 4, 2025 (the “Effective Date”), with Revver Digital, LLC, a Delaware limited liability company and wholly owned subsidiary of One Water Marine Inc. (“OWM”), providing the Company with the right to acquire certain intellectual property of OWM (the “OWN Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains (the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale of the OWN Intellectual Property to the Company, the Sale Agreement grants the Company a license to use and sublicense the OWN Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined) of the Business; and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing (the “Closing”) of the sale of the OWN Intellectual Property to the Company, the Sale Agreement provides that in consideration of the transfer of, and as a purchase price (the “Purchase Price”) for, the OWM Intellectual Property, the Company will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000 (the “Minimum Purchase Price”), less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date (the “Remaining Purchase Price”).

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Chancery Court of the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with us seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants intend to vigorously defending against the claims. At this time, the Company is unable to estimate the ultimate outcome of this matter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal controls over financial reporting were not effective.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. The Company’s plan to remediate the material weakness in its internal control over financial reporting includes increasing staffing within its finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of its internally prepared financial statements.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Staff Accountant and a controller. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2024, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, we replaced certain staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	60	President and Chief Executive Officer, Director
Michael P. Dickerson	58	Chief Financial & Administrative Officer
Preston Yarborough	45	Vice President and Director

Non-Employee Directors:
Neil Ross (1)(2)(3)(6)	63	Director
Kevin Schuyler (1)(2)(3)(4)(5)	56	Director
Marcia Kull (1)(2)(3)	67	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of nominating and corporate governance

Executive Officers

Joseph Visconti has been our Chief Executive Officer and Chairman of the Board since 2015. Mr. Visconti served as our President from 2015 to 2024 and was recently reappointed President in January 2025. With over 25 years of executive level operational and financial experience, Mr. Visconti was the founder, CEO and President of two previous companies, the first company was a regional Investment Bank that he built to over 400 employees and sold in 2000. The second company was ValueRich, a financial media company that was taken public on the American Stock Exchange in 2007. ValueRich transitioned from media related business to Twin Vee PowerCats, Inc. in 2015. Mr. Visconti has experience building teams of professionals with a focus on product development and bringing those products to market. Mr. Visconti received his Associate’s degree from Lynn University in 1984.

We believe that Mr. Visconti’s experience leading us and our majority shareholder company and his operational and financial experience makes him well qualified to be a director of the Company.

Michael P. Dickerson has been our Chief Financial & Administrative Officer since April 2024. Mr. Dickerson has 35 years of corporate experience in senior and executive level finance and operational roles, including finance & accounting, treasury, investor relations & corporate communications, risk management and other related roles. In February 2024, he served in a consulting capacity at Savannah River Logistics as their Executive Vice President, Chief Financial & Administrative Officer, and Treasurer. From August 2022 until November 2023, he served as Vice President, Investor Relations & Risk Management, at Dorman Products, Inc. (Nasdaq: DORM). From August 2018 to March 2022, he served as Vice President, Corporate Communications & Investor Relations, at Aaron’s Inc. (NYSE: AAN). We believe Mr. Dickerson’s extensive operational and financial expertise in public companies along with his experience in various leadership roles make him a valuable member of Twin Vee’s management.

Preston Yarborough has been our Vice President since our inception, a Director since August 2010 and has acted as the Director of Product Development since August 2010. We believe Mr. Yarborough’s history and experience developing products and managing the development of new products with us and make him a valuable member of our board and management.

Independent Directors

Neil Ross has been a member of our Board of Directors since April 8, 2021 and was previously a member of the Forza X1, Inc. Board of Directors. He has over 30 years of experience in launching products and companies and promoting and growing brands. He has served as the Chief Executive Officer of James Ross Advertising since founding it in February 2003. Most notably, Neil has extensive marine experience partnering with brands like Galati Yachts Sales, Jefferson Beach Yacht Sales, Allied Marine, Bertram Yachts, Twin Vee, Jupiter Marine and Sealine to name a few. Mr. Ross received his Bachelor’s degree from Florida State University.

We believe Mr. Ross’ experience in the yacht and boating industry as well as his expertise in brand awareness and growth makes him well qualified to be a director of the Company.

Kevin Schuyler, CFA has served as our non-executive Chairman of the Board since June 2022, our director since June 2022 and is our Lead Independent Director. Kevin is a Managing Director for CornerStone Partners, an institutional investment adviser. Before joining CornerStone Partners in 2006, he was the chief investment officer at The Nature Conservancy, the world’s largest not-for-profit conservation organization. Kevin began his professional career working at the Chicago Board of Trade with Louis Dreyfus Corporation and later was a management consultant with McKinsey & Company. Kevin serves on the board of Wildrock, Inc., a local not-for-profit, and is a director and Chairman of the Board of Adial Pharmaceuticals, a NASDAQ-listed company (ADIL). A member of the Chartered Financial Analyst Society of Virginia, Kevin graduated with honors from Harvard College and earned an MBA from the Darden Graduate School of Business at the University of Virginia.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. We believe Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Marcia Kull has been a member of our Board of Directors since November 2024 and was previously a member of the Forza X1, Inc. Board of Directors. Since November 2017, Ms. Kull has served as President of SheGoes, Inc. A tested and successful marine industry executive, Marcia has guided founders and CEOs from start-ups to century-old companies in executive sales, operations, and legal roles. She served most recently as Chief Transition Officer for Seven Marine, a Wisconsin-based outboard engine manufacturer, guiding integration efforts following Volvo Penta’s 2017 acquisition. Marcia served as President of Torqeedo, Inc., a world leader in marine electric propulsion, responsible for global revenue development and marketing. Previously, she was Vice President-Marine Sales for Volvo Penta, leading sales teams and distribution strategies for leisure and commercial marine segments throughout the North America. From 1996 through 2004, Marcia worked for Genmar Holdings, at the time the largest manufacturer of recreational boats, rising to Senior Vice President- Operations, with overall responsibility for engine purchasing strategy, customer service and warranty and product safety. She also launched innovative dealer programs across the 2000+ Genmar global dealer network. Marcia’s active role in marine industry trade and governmental activities includes serving on the Executive Board of Directors for the National Marine Manufacturer’s Association (NMMA) from 2013-2017. She was Chairperson of the NMMA’s Engine Manufacturers Board of Directors, the first woman to chair that committee, following a four-year stint as its Vice Chair. She chaired the NMMA Boating Industry Risk Management Council for six years. In 2007, she was appointed to the National Boating Safety Advisory Council by the Secretary of the Department of Homeland Security and served two terms as a manufacturer representative.

Ms. Kull also practiced as a trial attorney for over 11 years where she specialized in defending manufacturers in complex products liability, warranty and other business litigation. Ms. Kull received her bachelor’s degree from the University of Iowa and her JD from the University of Iowa College of Law.

We believe Ms. Kull’s business experience, particularly in the boating industry as well as her legal expertise makes her well qualified to be a director of the Company.

Family Relationships

No family relationships exist between any director, executive officer or person nominated or chosen to be a director or officer.

Board of Directors Composition

Our board of directors currently consists of five members. The number of directors will be fixed by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our certificate of incorporation provides that our board of directors is divided into three (3) classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three (3) classes as follows:

●	the Class I directors are Neil Ross and Marcia Kull, and their terms will expire at the annual meeting of stockholders to be held in 2025;

●	the Class II director is Preston Yarborough, and his terms will expire at the annual meeting of stockholders to be held in 2026; and

●	the Class III directors are Kevin Schuyler and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2027.

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

Director Independence

Our common stock has traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “VEEE” since July 21, 2021. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Ms. Kull or Messrs. Ross and Schuyler have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act.

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

Board of Directors Leadership Structure

Our Chief Executive Officer serves as our Chairman of the Board. Kevin Schuyler is the Board’s lead independent director. Our Board does not have a formal policy as to whether the same person should serve as our Chairman of the Board and Chief Executive Officer. Our Board has determined its leadership structure is appropriate and effective given our stage of development.

Board of Directors Committees

We currently have an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Kevin Schuyler	Chairman	Chairman	Member
Neil Ross	Member	Member	Chairman
Marcia Kull	Member	Member	Member

 Audit Committee

The members of our audit committee consist of Marcia Kull, Neil Ross and Kevin Schuyler. Mr. Schuyler serves as the chair of our audit committee. All of the members of the audit committee are independent, as that term is defined under the rules of Nasdaq. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. Specifically, the audit committee will:

●	select and hire the independent registered public accounting firm to audit our financial statements;

●	help to ensure the independence and performance of the independent registered public accounting firm;

●	approve audit and non-audit services and fees;

●	review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	prepare the audit committee report that the SEC requires to be included in our annual proxy statement;

●	review reports and communications from the independent registered public accounting firm;

●	review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;

●	review our policies on financial risk assessment and financial risk management;

●	review related party transactions;

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

Compensation Committee

Our compensation committee consists of Marcia Kull, Neil Ross and Kevin Schuyler. Mr. Schuyler serves as the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

●	oversees our overall compensation philosophy and compensation policies, plans and benefit programs;

●	reviews and approves, or recommends to our board of directors for approval, compensation for our executive officers and directors;

●	prepares the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and

●	administers our equity compensation plans.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq, a copy of which is available on our website at www.twinvee.com.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee consist of Marcia Kull, Neil Ross and Kevin Schuyler. Neil Ross serves as the chair of our nominating and corporate governance committee. Each is independent, as that term is defined under the rules of Nasdaq. Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and corporate governance committee:

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

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.twinvee.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website at www.twinvee.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Glenn Sonoda, Secretary, Twin Vee PowerCats Co., 3101 US-1 Fort Pierce, Florida 34982.

Insider Trading Policy

We maintain an Insider Trading Policy that contains prohibitions on, among other items, directors, officers and employees purchasing or selling our securities while in possession of material, non-public information. While our executive officers are not required to enter into trading plans in advance of any transactions in our securities, our executives and directors are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. The Insider Trading Policy also requires the Company to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in its own securities.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2024, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, President and Chief Executive Officer
●	Michael P. Dickerson, Chief Financial & Administrative Officer
●	Preston Yarborough, Vice President

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Joseph C. Visconti(2)	2024	384,233	500,000	84,900	52,940	(3)	1,022,073
President and Chief Executive Officer	2023	250,000	300,000		49,758	(3)	599,758

Michael P. Dickerson (6) Chief Financial & Administrative Officer	2024	141,538	130,000	114,300	36,094	(4)	421,932

Preston Yarborough	2024	182,584	67,761	28,300	33,578	(5)	312,223
Vice President	2023	185,841	61,208	27,212	23,036	(5)	297,297

(1)	Options issued pursuant to the 2021 Plan and Forza’s 2022 Stock Incentive Plan (the “2022 Plan”). The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal years ended December 31, 2024 and 2023 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 13 to the consolidated financial statements included in this annual report.

(2)	Mr. Visconti serves. as our Chief Executive Officer, President and Chair of the Board. He resigned the role of President in July 2024 and was reappointed to such role on January 22, 2025. The Summary Compensation Table does not include the following compensation paid to Mr. Visconti by Forza in connection with his employment as an executive officer of Forza prior to the Merger: (i) salary of $124,618 and $75,000 during 2024 and 2023, respectively; (ii) bonus payments of $0 during 2024 and 2023, respectively; and (ii) stock option awards with a grant date fair value of $0 and $80,016 during 2024 and 2023, respectively. Mr. Visconti was appointed Forza’s Executive Chairman and Chief of Product Development in July 2022. In March 2024, Mr. Visconti was appointed as Forza’s Interim Chief Executive Officer.

(3)	Consists of $30,000 of car expense paid, $21,578 of health insurance expense, and $1,362 of life insurance paid in 2024 and $30,000 of car expense paid, $18,461 of health insurance expense, and $1,297 of life insurance paid in 2023.

(4)	Consists of $11,094 of health insurance expense paid and $25,000 paid for relocation expenses paid in 2024.

(5)	Consists of $12,000 of car expenses paid and $21,578 of health insurance expense paid in 2024 and$12,000 of car expenses paid and $11,036 of health insurance expense paid in 2023.

(6)	Represents a partial year beginning April 4, 2024.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2024)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2024:

Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	272,000	0	(1)	5.80	6/8/2031	—	—
President and Chief	190,295	54,371	(2)	8.17	8/10/2032	—	—
Executive Officer	180,555	69,445	(3)	2.01	10/20/2032	—	—
	40,777	20,389	(4)	2.17	12/14/2032	—	—
	34,253	53,826	(6)	1.14	10/4/2033	—	—
	75,000	225,000	(8)	0.57	6/26/2034

Michael P. Dickerson	33,334	116,666	(7)	0.91	4/4/2034
Chief Financial &		100,000	(8)	0.57	6/26/2034
Administrative Officer		50,000	(9)	0.53	6/27/2034

Preston Yarborough	136,000	0	(1)	5.80	7/26/2031	—	—
Vice President	9,722	15,278	(5)	1.35	10/4/2033	—	—
	25,000	75,000	(7)	0.57	6/26/2034	—	—
	20,389	10,194	(4)	2.17	12/14/2032	—	—
	5,947	9,344	(6)	1.14	10/4/2033	—	—

(1)	On July 23, 2021, options were granted under the 2021 Plan, vesting monthly over 3 years.

(2)	On August 11, 2022, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were assumed by Twin Vee in connection with the Merger.

(3)	On October 20, 2022, options were granted under the 2021 Plan, vesting monthly over 3 years.

(4)	On December 15, 2022, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were assumed by Twin Vee in connection with the Merger.

(5)	On October 4, 2023, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.

(6)	On October 4, 2023, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were converted to Twin Vee options in connection with the Merger.

(7)

On April 4, 2024, options were granted under the 2021 Plan, with the first 25,000 shares vesting six months after the date of grant and the remaining shares vesting on the first day of each month thereafter, pro rata monthly over the next 30 months.

(8)	On June 26, 2024, options were granted under the 2021 Plan, vesting annually over 4 years.

(9)	On June 27, 2024, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting annually over 4 years.

Employment Arrangements with Our Named Executive Officers

Joseph Visconti

Twin Vee entered into a five-year employment agreement with Mr. Visconti effective upon the closing of the initial public offering in July 2021, which was amended on October 20, 2022 (as amended, the “Visconti Employment Agreement”). Under the Visconti Employment Agreement, Mr. Visconti serves as Twin Vee’s President and Chief Executive Officer. He receives an annual base salary of $250,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 120% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Upon the completion of Twin Vee’s initial public offering in July 2021, Mr. Visconti received a stock option to purchase 272,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date. On October 20, 2022, Mr. Visconti received a stock option to purchase 250,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date.

The Visconti Employment Agreement provides that Mr. Visconti will be eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, he is entitled to (i) four weeks of paid vacation per year, (ii) a $2,500 a month car allowance and (iii) the cost of medical insurance for coverage for Mr. Visconti and his family.

The Visconti Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Visconti; (iii) by Mr. Visconti without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Visconti Employment Agreement); (v) by us without cause; or (vi) by Mr. Visconti for good reason (as defined in the Visconti Employment Agreement).

Pursuant to the Visconti Employment Agreement, Mr. Visconti is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause or a termination by Mr. Visconti for good reason other than in connection with a change in control, Mr. Visconti will receive: an aggregate of twelve months of salary continuation at his then-current base annual salary, paid out in equal installments over a 6 month period; payment of any amount of annual bonus accrued for the year prior to the date of termination; payment of the bonus Mr. Visconti would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that Mr. Visconti was employed by Twin Vee (paid when its other senior executives receive payment of their annual bonuses); reimbursement of COBRA premiums for up to twelve months; and full vesting for any outstanding, unvested equity awards granted under the 2021 Plan. Mr. Visconti’s outstanding vested stock options in Twin Vee will generally remain exercisable no longer than six months following such a termination.

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

Michael P. Dickerson

Twin Vee entered into a five-year employment agreement with Mr. Dickerson (the “Dickerson Employment Agreement”) effective April 4, 2024. Under the Dickerson Employment Agreement, Mr. Dickerson serves as Twin Vee’s Chief Financial and Administrative Officer. He receives an annual base salary of $200,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Mr. Dickerson also received a stock option to purchase 150,000 shares of Twin Vee’s common stock under its 2021 Plan, vesting as follows: One-sixth (25,000) of the Option vesting six months after the issuance date and subsequently in thirty (30) equal monthly installments commencing on the first day of the month thereafter, subject to his continued employment through each such vesting date.

The Dickerson Employment Agreement provides that Mr. Dickerson is eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, he is entitled to four weeks of paid time off per year. Twin Vee pays up to $2,000 per month towards Mr. Dickerson and Mr. Dickerson’s family health insurance coverage. Moreover, Mr. Dickerson was paid $25,000 for relocation expenses and temporary lodging after the Dickerson Employment Agreement was executed.

In the event that Twin Vee earns Eight Million Dollars ($8,000,000) in top line revenue for any rolling three-month period, the Dickerson Employment Agreement states that Twin Vee shall start paying for the entire cost of medical insurance coverage for Mr. Dickerson and his family throughout the Term of the Agreement. Mr. Dickerson shall also start receiving a $1,000 a month car allowance throughout the Term of the Agreement.

The Dickerson Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Dickerson; (iii) by Mr. Dickerson upon 90 days written notice to Twin Vee; (iv) by Twin Vee for cause (as defined in the Dickerson Employment Agreement); or (v) by Twin Vee without cause.

Pursuant to the Dickerson Employment Agreement, Mr. Dickerson is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause after the first three (3) months following the effective date of the Dickerson Employment Agreement, Mr. Dickerson will receive an aggregate of six months of salary continuation at his then-current base annual salary, paid out in equal installments over a six-month period.

The receipt of any termination benefits described above is subject to Mr. Dickerson’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Dickerson Employment Agreement.

In the event of Mr. Dickerson’s termination due to death or disability not in connection with a change in control, Mr. Dickerson will receive full vesting or any outstanding, unvested equity awards granted under the 2021 Plan. In the event of Mr. Dickerson’s termination due to death or disability in connection with a change in control, Mr. Dickerson will receive full vesting or any outstanding, unvested equity awards granted under any of our equity incentive plans. Mr. Dickerson’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Preston Yarborough

We entered into a five-year employment agreement with Mr. Yarborough effective upon the closing of Twin Vee’s initial public offering in July 2021, which was amended on June 27, 2024 (as amended, the “Yarborough Employment Agreement”). Under the Yarborough Employment Agreement, Mr. Yarborough serves as our Vice President and Director of Product Development. He receives an annual base salary of $200,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary, based upon achievement of performance goals established by the compensation committee of our board of directors. Upon the completion of our initial public offering in July 2021, Mr. Yarborough received a stock option to purchase 136,000 shares of our common stock under the 2021 Plan, vesting monthly over a three-year period subject to continued employment through each vesting date.

The Yarborough Employment Agreement provides that Mr. Yarborough would be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers. In addition, he is entitled to (i) four weeks of paid vacation per year, (ii) a $1,000 a month car allowance and (iii) the cost of medical insurance for coverage for Mr. Yarborough and his family.

The Yarborough Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Yarborough; (iii) by Mr. Yarborough without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Yarborough Employment Agreement); (v) by us without cause; or (vi) by Mr. Yarborough for good reason (as defined in the Yarborough Employment Agreement).

Pursuant to the Yarborough Employment Agreement, Mr. Yarborough is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by us without cause or a termination by Mr. Yarborough for good reason other than in connection with a change in control, Mr. Yarborough will receive: an aggregate of nine months of salary continuation at his then-current base annual salary, paid out in equal installments over a six month period; payment of any amount of annual bonus accrued for the year prior to the date of termination; payment of the bonus Mr. Yarborough would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that Mr. Yarborough was employed by us (paid when our other senior executives receive payment of their annual bonuses); reimbursement of COBRA premiums for up to nine months; and full vesting for any outstanding, unvested equity awards granted under the 2021 Plan. Mr. Yarborough’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

In the event of a termination by us without cause or a resignation by Mr. Yarborough for good reason within twelve months following a change in control, Mr. Yarborough will receive an aggregate of twelve months of salary continuation at his then-current base annual salary, paid out in equal installments over a twelve month period; payment of any amount of annual bonus accrued for the year prior to the year of termination; payment of a pro-rated target annual bonus for the year of termination based on the number of days in the termination year that Mr. Yarborough was employed by us;

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

On October 4, 2023, the Board of Directors approved the temporary payment of $7,000 a month in additional compensation to Preston Yarborough for services to be rendered by him as Interim Plant Manager of the AquaSport manufacturing plant in White Bluff Tennessee. This arrangement ended January 5, 2024.

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

Administration

The 2021 Plan vests broad powers in a committee to administer and interpret the 2021 Plan. Our board of directors has initially designated the compensation committee to administer the 2021 Plan. Except when limited by the terms of the 2021 Plan, the compensation committee has the authority to, among other things: select the persons to be granted awards; determine the type, size and term of awards; establish performance objectives and conditions for earning awards; determine whether such performance objectives and conditions have been met; and accelerate the vesting or exercisability of an award. In its discretion, the compensation committee may delegate all or part of its authority and duties with respect to granting awards to one or more of our officers, subject to certain limitations and provided applicable law permits.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that initially could be issued under the 2021 Plan in connection with awards was 1,000,000 shares. In addition, the maximum number of shares of common stock that may be issued under the 2021 Plan automatically increases on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, by a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2021 Plan. The 2021 Plan imposes a limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year of 1,000,000 shares. The total number of shares authorized for issuance under the 2021 Plan increased on January 1, 2024 to 2,171,800 shares of our common stock. In addition, effective as of November 11, 2024, the 2021 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 1,000,000 shares to 3,171,800 shares. We have issued options to purchase an aggregate of 1,271,016 shares of our common stock. The total number of shares available for issuance further increased on January 1, 2025 to 3,841,150 shares of our common stock.

Forza’s 2022 Stock Incentive Plan

At the Effective Time of the Merger, we assumed Forza’s 2022 Plan, and every stock option that was outstanding and unexercised immediately prior to the Effective Time under the Forza Plan, whether or not vested, was automatically converted into an option to purchase shares of Twin Vee Common Stock that the holder would have received if such holder had exercised such stock option to purchase shares of Forza common stock prior to the Merger and exchanged such shares for shares of Twin Vee Common Stock in accordance with the Merger exchange ratio. The principal provisions of the 2022 Plan are summarized below.

Administration

The 2022 Plan vests broad powers in a committee to administer and interpret the 2022 Plan. Forza’s board of directors designated its compensation committee to administer the 2022 Plan. Except when limited by the terms of the 2022 Plan, the compensation committee had the authority to, among other things: select the persons to be granted awards; determine the type, size and term of awards; establish performance objectives and conditions for earning awards; and delegate all or part of its authority and duties with respect to granting awards to one or more of Forza’s officers, subject to certain limitations and provided applicable law so permits. Following our assumption of the 2022 Plan, the compensation committee of our board of directors has the authority to: determine whether any performance objectives or conditions for earning awards have been met; and accelerate the vesting or exercisability of an award.

Our board of directors may amend, alter or discontinue the 2022 Plan and the compensation committee may amend any outstanding award at any time; provided, however, that no such amendment or termination may adversely affect awards then outstanding without the holder’s permission. In addition, any amendments seeking to increase the total number of shares reserved for issuance under the 2022 Plan or modifying the classes of participants eligible to receive awards under the 2022 Plan would require ratification by our stockholders in accordance with applicable law. Additionally, as described more fully below, neither the compensation committee nor the board of directors is permitted to reprice outstanding options or stock appreciation rights without stockholder consent.

Eligibility

Any of Forza’s employees, directors, consultants, and other service providers, or those of its affiliates, were eligible to participate in the 2022 Plan and could be selected by Forza’s compensation committee to receive an award.

Vesting

Forza’s compensation committee determined the vesting conditions for awards. These conditions may include the continued employment or service of the participant, the attainment of specific individual or corporate performance goals, or other factors as determined in the compensation committee’s discretion (collectively, “Vesting Conditions”).

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that could be issued under the 2022 Plan in connection with awards was1,970,250 shares, which takes into account awards made available on January 1, 2024 due to the evergreen provision in the 2022 Plan, provided that no further awards shall be made out of the 2022 Plan following its assumption by us. In addition, the 2022 Plan provided for the maximum number of shares of common stock that may be issued thereunder to automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. Forza issued options to purchase an aggregate of 985,500 shares of its common stock, which were converted into options to purchase an aggregate of 602,788 shares of our common stock in connection with the Merger. All available shares could be utilized toward the grant of any type of award under the 2022 Plan. The 2022 Plan imposed a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

Director Compensation

2024 Director Compensation

Cash Compensation

Our directors’ cash compensation for the year ended December 31, 2024 changed from the previous year after the merger of Forza into Merger Sub, our wholly-owned subsidiary. The non-employee directors are entitled to receive the following cash compensation for their services:

●	$100,000 per year for Kevin Schuyler for his service as the lead independent director, a board member, chair of the audit committee and the compensation committee, and as member of the nominating and corporate governance committee

●	$45,000 per year for Neil Ross for his service as a board member, chair of the nominating and corporate governance committee, and as a member of the audit committee and the compensation committee;

●	$45,000 per year for Marcia Kull for her service as a board member and as a member of the audit committee, the compensation committee, and the nominating and corporate governance committee.

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

During the year ended December 31, 2023, no equity compensation was awarded to any directors. However, each non-employee director who served as a director during 2023 received a grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which vested upon issue on August 16, 2024.

During the year ended December 31, 2024, no equity compensation was awarded to any directors.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2024, including service on the Twin Vee board as well as the Forza board, as applicable. The compensation for each of Messrs. Visconti and Yarborough as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Yarborough receive no compensation for service as directors.

(a) Name	(b) Fees Earned or Paid in Cash ($)	I Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Bard Rockenbach(1)	29,164	—	1,551	—	—	—	30,715
James Melvin(1)	23,417	—	1,551	—	—	—	24.968
Neil Ross	53,083	—	1,551	—	—	—	54,634
Kevin Schuyler	84,500	—	1,551	—	—	—	86,051
Marcia Kull(2)	27,625			—	—	—	29,176

(1)

By letters dated November 12, 2024, Bard Rockenbach and James Melvin provided notice to the Company that they would resign as directors of Twin Vee PowerCats Co. effective upon the effectiveness of the merger of Forza X1, Inc. into Twin Vee Merger Sub, Inc., a subsidiary of Twin Vee PowerCats Co. The merger became effective on November 26, 2024.

(2)	Marcia Kull joined the Board of Directors of Twin Vee PowerCats Co. once the merger of Forza X1, Inc. into Twin Vee Merger Sub, Inc., a subsidiary of Twin Vee PowerCats Co. became effective on November 26, 2024.

(3)	As of December 31, 2024, the following are the outstanding aggregate number of option awards held by each of our directors and former directors who were not also Named Executive Officers:

Name	Option Awards (#)
Bard Rockenbach	15,583
James Melvin	16,500
Neil Ross	19,864
Kevin Schuyler	14,364
Marcia Kull	3,364

During 2024, before the merger of Forza X1, Inc. into Twin Vee Merger Sub, Inc., a subsidiary of Twin Vee PowerCats Co. became effective, each non-employee member of the Board of Directors received an annual cash fee of $5,000, all non-employee directors received an annual cash fee of $5,000, $4,000 and $3,000 for service on the Audit, Compensation and Nominating and Corporate Governance Committee, respectively, and the Chairman of the Audit, Compensation and Nominating and Corporate Governance Committee received a cash fee of $12,000, $10,000 and $5,000, respectively. In addition, in 2021 and 2022 each non-employee member of the Board of Directors has been issued an annual option grant exercisable for 5,500 shares of our common stock, for a term of one year, vesting monthly over one year of the date of grant. During the year ended December 31, 2023, no equity compensation was awarded to any directors. However, each non-employee director who served as a director during 2023 received a grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which vested upon issue on August 16, 2024.

On November 26, 2024, the Effective Date of the Merger, each non-employee member of the Board of Directors who was also a non-employee member of the Board of Directors of Forza X1, Inc. received converted Twin Vee option grants. Specifically, each option to purchase shares of Forza X1, Inc. Common Stock that was outstanding and unexercised immediately prior to the effective date of the Merger, whether or not vested, issued under the Forza 2022 Stock Incentive Plan was assumed by Twin Vee and converted into an option to purchase shares of Twin Vee Common Stock. As such, Kevin Schuyler, Neil Ross, and Marcia Kull were originally issued option grants exercisable for 5,500 shares of Forza X1, Inc. common stock on August 11, 2022, all of which had vested prior to the Effective Time. Upon the effectiveness of the Merger, their Forza options were converted into option grants exercisable for 3,364 shares of our common stock, which vested upon issue on November 26, 2024.

Additionally, effective as of the closing of the merger of Forza X1, Inc. into Twin Vee Merger Sub, Inc., a subsidiary of Twin Vee PowerCats Co., Kevin Schuyler was appointed by Twin Vee as lead independent director and the compensation payable to the Twin Vee’s directors was adjusted as follows: (i) Kevin Schuyler, lead independent director: $100,000 per year; (ii) Neil Ross – independent director: $45,000 per year; and (iii) Marcia Kull – independent director: $45,000 per year.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have a formal policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. Our compensation committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by our compensation committee, and the exercise price of options is the closing market price of our common stock on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2024, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such report, except as set forth in the table below:

Name	Grant date	Number of securities underlying the award		Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Joseph C. Visconti	06/26/2024	300,000		$0.57	$84,900	-12.3%
	11/26/2024	244,666	(1)	8.17	-	-0.5%
	11/26/2024	61,166	(1)	2.17	550	-12.3%
	11/26/2024	88,079	(1)	1.138	7,134	-12.3%

Michael P. Dickerson	04/04/2024	150,000		$0.9188	$70,650	-0.2%
	06/26/2024	100,000		$0.57	$29,900	-12.3%
	06/27/2024	50,000		$0.53	$13,750	-5.8%

Preston Yarborough	06/26/2024	200,000		$0.57	$28,300	-12.3%
	11/26/2024	45,874	(1)	8.17	1,651	-12.3%

(1)	Received in connection with the Merger in exchange options to purchase shares of Forza Common Stock. Each share of Forza Common Stock was exchanged for 0.611666275 shares of Twin Vee Common Stock on the effective date of the Merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 17, 2025, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of March 17, 2025, we had 14,874,452 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before May 16, 2025, which is approximately 60 days after the date of this Annual Report. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twin Vee PowerCats Co. 3101 S. US-1 Ft. Pierce, Florida 34982.

Name of Beneficial Owner	Number of Shares Beneficially Owner	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Joseph C. Visconti (1)	3,361,454	21.3%
Michael P. Dickerson(2)	165,335	1.1%
Preston Yarborough(3)	264,704	1.8%
Neil Ross(4)	38,897	*
Kevin Schuyler(5)	75,531	*
Marcia Kull(6)	6,181	*

All current executive officers and directors as a group (6 persons)	3,913,465	24.3%

5% Stockholders
Marathon Micro Fund, L.P.(7)	950,000	6.4%
Palm Management (US) LLC(8)	818,605	5.5%

* Represents beneficial ownership of less than one percent.

(1)	Mr. Visconti owns an aggregate of 2,429,142 shares of common stock and options to purchase an aggregate of 1,215,911 shares of common stock, of which options to purchase an aggregate of 932,312 shares will vest and be exercisable within 60 days of March 17, 2025.

(2)	Mr. Dickerson owns an aggregate of 111,166 shares of common stock and options to purchase an aggregate of 300,000 shares of common stock, of which options to purchase an aggregate of 54,169 shares will vest and be exercisable within 60 days of March 17, 2025.

(3)	Mr. Yarborough owns an aggregate of 38,357 shares of common stock and options to purchase an aggregate of 306,874 shares of common stock, of which options to purchase an aggregate of 226,347 shares will vest and be exercisable within 60 days of March 17, 2025.

(4)	Mr. Ross owns an aggregate of 19,033 shares of common stock and options to purchase an aggregate of 19,864 shares of common stock, of which options to purchase an aggregate of 19,864 shares will vest and be exercisable within 60 days of March 17, 2025.

(5)	Mr. Schuyler owns an aggregate of 62,530 shares of common stock and options to purchase an aggregate of 14,364 shares of common stock, of which options to purchase an aggregate of 14,364 shares will vest and be exercisable within 60 days of March 17, 2025.

(6)	Ms. Kull owns an aggregate of 2,817 shares of common stock and options to purchase an aggregate of 3,364 shares of common stock, of which options to purchase an aggregate of 3,364 shares will vest and be exercisable within 60 days of March 17, 2025.

(7)	Information is based upon a Schedule 13G/A filed with the SEC on January 30, 2023 by Marathon Micro Fund, L.P. (“Marathon”). James G. Kennedy is the partner of Marathon. The address of Marathon is 4 North Park drive, Suite 106, Hunt Valley, Maryland 34982.

(8)	Information is based upon a Schedule 13D/A filed with the SEC on or about November 27, 2024 by Palm Global Small Cap Master Fund LP (“Palm Global”); Palm Management (US) LLC (“Palm Management”), the investment manager of Palm Global; Joshua S. Horowitz, the portfolio manager of Palm Global; and Bradley C. Palmer, the sole member of Palm Global.x1 The address of Palm Global, Palm Management, Mr. Horowitz, and Mr. Palmer is 19 West Elm Street, Greenwich, CT 06830.

Changes In Control

None.

Equity Compensation Plan Information

See Part II, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

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

The following is a description of each transaction since January 1, 2023 or any currently proposed transaction in which:

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

Lease Agreement with Visconti Holdings

We lease our facility from Visconti Holdings, LLC, (“Visconti Holdings”) an entity owned and controlled by our Chief Executive Officer, President and Director, Joseph Visconti, pursuant to a lease agreement (the “Lease Agreement”), dated January 1, 2021, by and among the Company, Visconti Holdings, LLC and Twin Vee Inc., our former majority shareholder company. The Lease Agreement has a 5-year term, expiring on December 31, 2025, with an option to renew for an additional 5-year term, which we exercised. We currently pay Visconti Holdings $36,456 per month plus applicable sales and use tax, which is currently 6.5% in St. Lucie County.

Forza Management Services

In connection with the closing of Forza’s initial public offering, we entered into a transition services agreement (the “Transition Services Agreement”), dated August 16, 2022, with Forza, pursuant to which we agreed to provide Forza, at our cost, with certain services, such as procurement, shipping, receiving, storage and use of our facility until Forza’ s new planned facility is completed. Forza’s ability to utilize our manufacturing capacity pending completion of its own facility was subject to its availability as determined by us. The Transition Services Agreement operated on a month-to-month basis. During the year ended December 31, 2024 we received a variable average monthly fee pursuant to the Transition Services Agreement of $41,593 for the period January 1, 2024 through the date of the merger, November 26, 2024, at which time the fee ceased. During the year ended December 31, 2024, we received a monthly fee of $6,800 per month pursuant to the Transition Services Agreement.

Leffew Consulting Services

During the year ended December 31, 2023, we recorded $15,000 of professional fees, for consulting work for Twin Vee performed by Jim Leffew, the former Chief Executive Officer of Forza.

Separately, during the years ended December 31, 2024 and 2023, respectively, we recorded $0 and $36,000 of professional fees, for consulting work for us performed by Jim Leffew, the former Chief Executive Officer of Forza. Additionally, during the years ended December 31, 2024 and 2023, respectively, Aqua Sport recorded expense of $0 and $50,000, for compensation paid to Mr. Leffew for his work to start up the Tennessee facility.

Black Mountain Lease Agreement

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2024 and 2023, the lease expense was $7,500 and $12,500, respectively, paid to Mr. Leffew.

Merger with Forza

On November 26, 2024, pursuant to the terms of the Merger Agreement, by and between Twin Vee, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee. At the effective time of the Merger, (a) each outstanding share of common stock of Forza , par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

The issuance of shares of Twin Vee Common Stock to the former shareholders of Forza was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-281788), as amended, filed by Twin Vee with the Securities and Exchange Commission (the “SEC”) and declared effective on October 10, 2024 (the “Registration Statement”).

At the effective time of the Merger, in accordance with the terms of the Merger Agreement, the size of Twin Vee’s board of directors (the “Board”) was set at five, Joseph Visconti, Preston Yarborough, Neil Ross and Kevin Schuyler remained as directors of Twin Vee and Marcia Kull was appointed as a director of Twin Vee. Effective as of the effective time of the Merger, Bard Rockenbach and James Melvin resigned as directors of Twin Vee and any committees thereof.

Indemnification

The information included under the heading “Directors, Executive Officers and Corporate Governance—Limitation of Liability and Indemnification” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Our Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Nasdaq Stock Market. Under the policy, any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the Audit Committee, which may approve or disapprove such transactions.

In connection with the review and approval or ratification of a related person transaction management must disclose to the committee, among other information, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

Director Independence

The information included under the heading “Directors, Executive Officers and Corporate Governance—Director Independence” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services.

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Audit Fees	$173,273	$138,712
Audit-Related Fees	14,385	4,110
Tax Fees	—	—
All Other Fees	—	—
	$187,658	142,822

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on September 9, 2022)
2.3	Agreement and Plan of Merger, dated August 12, 2024, by and between Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee merger Sub, Inc. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on August 12, 2024)
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
3.7	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on July 2, 2021)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on July 2, 2021)
4.3	Description of Securities of Twin Vee PowerCats Co. (Incorporated by reference to the Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the SEC on March 31, 2022)
4.4	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on September 30, 2022)
4.5	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Forza X1, Inc., File No. 001-41469, filed with the SEC on August 16, 2022)
4.6	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Forza X1, Inc., File No. 001-41469, filed with the SEC on June 14, 2023)
10.2+	Repurchase Agreement, by and among Twin Vee PowerCats, Inc., Twin Vee Catamarans, Inc. and Northpoint Commercial Finance LLC, dated May 18, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.3	Inventory Blanket Repurchase Agreement, dated January 12, 2017, by and between Twin Vee Catamarans, Inc. and Bank of the West (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
10.4+	Inventory Financing Agreement, dated January 28, 2010, between GE Commercial Distribution Finance Corporation and Twin Vee Catamarans, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.5*	Lease Agreement, dated January 1, 2021, by and among Visconti Holdings, LLC, Twin Vee Catamarans, Inc. and Twin Vee PowerCats, Inc.
10.6	SBA Loan Authorization and Agreement, dated April 21, 2020, with Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)

10.7†	Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.8†	Employment Agreement, effective as of July 23, 2021, with Joseph Visconti (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.9†	Employment Agreement, effective as of July 23, 2021, with Preston Yarborough (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.10†	Paycheck Protection Program Second Draw Promissory Note, dated March 19, 2021 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.12	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on August 18, 2022)
10.14	Agreement, dated August 17, 2022, by and between Forza X1, Inc. and OneWater Marine, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on August 18, 2022)
10.16†	Amendment to Employment Agreement, effective as of October 20, 2022, between Twin Vee PowerCats Co. and Joseph Visconti (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on October 21, 2022)
10.17	Commercial Lease Agreement (with Option to Purchase), dated May 5, 2023, by and between, AquaSport Co., Ebbtide Corporation and Twin Vee PowerCats Co. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K , File No. 001-40623, filed with the SEC on May 9, 2023)
10.18†	Employment Agreement, effective April 4, 2024, by and between Twin Vee PowerCats Co. and Michael P. Dickerson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the SEC on April 5, 2024)
10.19†	Amendment to Employment Agreement, dated June 27, 2024, by and between Twin Vee PowerCats Co. and Preston Yarborough, (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on July 2, 2024)
10.20†	Employment Agreement, dated July 12, 2024, by and between Twin Vee PowerCats Co. and Karl J. Zimmer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the SEC on July 15, 2024)
10.21†	Amendment No. 1 to the Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, 001-40623, filed with the SEC on November 12, 2024).
10.22†	Separation Agreement, dated November 30, 2024, between Twin Vee Powercats Co. and Karl Zimmer (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on December 5, 2024)
10.23†	Consulting Agreement, effective December 1, 2024, between Twin Vee Powercats Co. and Zimmer Consultants, LLC (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on December 5, 2024)
10.24^	License and Conditional Sale Agreement, effective February 4, 2025, by and between Revver Digital, LLC and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on February 10, 2025)
10.25†	Forza X1, Inc. 2022 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non-Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to Forza X1, Inc.’s Registration Statement on Form S-1, File No. 333-261884, filed with the SEC on July 25, 2022)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy adopted on November 10, 2023 (Incorporated by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the SEC on March 27, 2024)

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
^	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Vee PowerCats Co.
(Registrant)

Dated: March 20, 2025	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Twin Vee PowerCats Co., in the capacities and on the date indicated

Signature	Title	Date

/s/ Joseph C. Visconti	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 20, 2025
Joseph C. Visconti

/s/ Michael P. Dickerson	Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2025
Michael P. Dickerson

/s/ Preston Yarborough	Vice President and Director	March 20, 2025
Preston Yarborough

/s/Marcia Kull	Director	March 20, 2025

/s/ Neil Ross	Director	March 20, 2025
Neil Ross

/s/ Kevin Schuyler	Director	March 20, 2025
Kevin Schuyler