Form 10-Q
period 2025-03-31
Twin Vee PowerCats, Co.
filed 2025-05-08
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025 there were 1,487,299 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 20, 2025. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025 (Unaudited)	2024

Assets
Current Assets
Cash and cash equivalents	$4,910,267	$7,491,123
Restricted cash	215,117	215,117
Accounts receivable	198,829	—
Inventories, net	2,375,187	2,516,760
Prepaid expenses and other current assets	194,537	196,141
Assets held for sale	4,306,896	—
Total current assets	12,200,833	10,419,141

Property and equipment, net	11,030,080	15,037,798
Operating lease right of use asset, net	293,162	390,686
Security deposit	26,193	40,280
Total Assets	$23,550,268	$25,887,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,505,559	$2,215,078
Accrued liabilities	951,750	794,253
Contract liabilities	12,500	80,000
Finance lease liabilities	223,745	221,929
Operating lease liabilities	327,693	436,730
Total current liabilities	3,021,247	3,747,990

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	2,366,543	2,423,165
Total Liabilities	5,887,690	6,671,055

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 1,487,445 issued and outstanding	1,487	1,487
Additional paid-in capital	44,664,286	44,608,318
Accumulated deficit	(27,003,195)	(25,392,955)
Total stockholders’ equity	17,662,578	19,216,850

Total Liabilities and Stockholders’ Equity	$23,550,268	$25,887,905

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,
	2025	2024

Net sales	$3,612,291	$5,276,343
Cost of products sold (excluding depreciation & amortization)	3,075,177	4,999,030
Gross profit	537,114	277,313

Operating expenses:
Selling, general and administrative	598,552	693,954
Salaries and wages	966,962	1,296,269
Professional fees	146,011	255,325
Loss on sale of property & equipment	63,011	—
Depreciation and amortization	441,672	425,281
Research and development	—	149,691
Total operating expenses	2,216,208	2,820,520

Loss from operations	(1,679,094)	(2,543,207)

Other income (expense):
Dividend income	—	213,732
Other income	49,424	38,991
Interest expense	(36,203)	(66,950)
Interest income	55,633	2,577
Unrealized loss on marketable securities	—	(15,548)
Realized gain on marketable securities	—	35,210
Total other income	68,854	208,012

Loss before income tax	(1,610,240)	(2,335,195)
Income taxes provision	—	—
Net loss	(1,610,240)	(2,335,195)
Less: Net loss attributable to noncontrolling interests	—	(648,967)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(1,610,240)	$(1,686,228)

Basic and diluted loss per share of common stock	$(1.08)	$(1.77)
Weighted average number of shares of common stock outstanding	1,487,445	952,000

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2024	952,000	$952	$37,857,225	$(14,346,983)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,228)	(648,967)	(2,335,195)
Balance, March 31, 2024	952,000	$952	$38,283,508	$(16,033,211)	$7,889,455	$30,140,703

Balance, January 1, 2025	1,487,445	$1,487	$44,608,318	$(25,392,955)	$—	$19,216,850
Stock-based compensation	—	—	55,968	—	—	55,968
Net loss	—	—	—	(1,610,240)		(1,610,240)
Balance, March 31, 2025	1,487,445	$1,487	$44,664,286	$(27,003,195)	$—	$17,662,578

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(1,610,240)	$(2,335,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	55,968	426,283
Depreciation and amortization	441,672	425,281
Loss on sale of property & equipment	63,011	—
Change of right-of-use asset	97,524	119,428
Net change in fair value of marketable securities	—	15,548
Change in inventory reserve	26,644	113,252
Changes in operating assets and liabilities:
Accounts receivable	(198,829)	(10,712)
Inventories	114,929	881,527
Prepaid expenses and other current assets	1,604	45,954
Accounts payable	(709,519)	(904,756)
Accrued liabilities	157,497	(377,715)
Operating lease liabilities	(109,037)	(126,069)
Contract liabilities	(67,500)	(22,746)
Net cash used in operating activities	(1,736,276)	(1,749,920)

Cash Flows From Investing Activities
Security deposit	14,087	2,709
Realized gain on sale of marketable securities, available for sale	—	(35,210)
Net sales of investment in marketable securities	—	3,500,000
Proceeds from sale of property & equipment	25,000	—
Purchase of property and equipment	(828,861)	(1,991,051)
Net cash (used in) provided by investing activities	(789,774)	1,476,448

Cash Flows From Financing Activities
Finance lease payments	(54,806)	(83,735)
Net cash used in financing activities	(54,806)	(83,735)

Net change in cash, cash equivalents and restricted cash	(2,580,856)	(357,207)
Cash, cash equivalents and restricted cash at beginning of the period	7,706,240	16,755,233
Cash, cash equivalents and restricted cash at end of the period	$5,125,384	$16,398,026

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$76,426	$51,978

Reconciliation to the Consolidated Balance Sheets
Cash and cash equivalents	$4,910,267	$16,137,920
Restricted cash	215,117	260,107
Total cash, cash equivalents and restricted cash	$5,125,384	$16,398,027

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat will utilize a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2024 and on July 23, 2024, Fix My Boat, Inc. was merged into Twin Vee PowerCats Co.

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary incorporated in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On July 30, 2024, AquaSport Co. was merged into Twin Vee PowerCats Co.

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

On March 26, 2025, the Company formed WIZZ BANGER, INC., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to develop an enhanced used boat marketplace leveraging the recently acquired URLs, Boatsforsale.com and Yachtsforsale.com.

Going Concern

Our unaudited financial statement for the three months ended March 31, 2025 and our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of March 31, 2025, Forza X1 and WIZZ BANGER, INC., collectively referred to as the “Company”. Prior to November 26, 2024, the Company’s net loss excludes losses attributable to noncontrolling interests. The Company reported noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

As of the close of trading on April 7, 2025 (the “Effective Time”), in order to regain compliance with the minimum $1.00 bid price per share requirement of Nasdaq’s Marketplace Rule 5550(a)(2), Twin Vee effected a reverse stock split of its common stock at a reverse stock split ratio of 1-for-10, and began trading on a reverse-split-adjusted basis on Nasdaq as of the open of trading on April 8, 2025 under the existing ticker symbol “VEEE.” The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s condensed consolidated balance sheet attributable to the Company’s common stock was reduced proportionally based on the Reverse Split ratio of one-for-10 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2025 and December 31, 2024, the Company had customer deposits of $12,500 and $80,000, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets.

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

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2025 and December 31, 2024, the Company had $4,443,469 and $6,740,623, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On March 31, 2025 and December 31, 2024, the Company had cash, cash equivalents and restricted cash of $5,125,384 and $7,706,240, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets was cash deposited as collateral for irrevocable letters of credit of $215,117 at March 31, 2025 and December 31, 2024.

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

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at March 31, 2025 and December 31, 2024 were $160,676 and $134,032, respectively.

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

Assets Held for Sale

During the first quarter of 2025, the Company classified $4,306,896 of building and land in Marion, North Carolina as assets held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet as of March 31, 2025. In 2024, the company completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The building is now being marketed for sale. While the timing of the sale is uncertain, the Company expects the sale to be completed within one year. In June 2024, the Company recorded an impairment of the building of $1,674,000 to reduce the carrying cost of the building to its estimated net realizable value. There are no liabilities associated with this asset.

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended March 31, 2025 and 2024, advertising costs incurred by the Company totaled $10,922 and $34,589, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended March 31, 2025 and 2024, research and development costs amounted to $0 and $149,691, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport products to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including costs billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contracts with a transporter. For the three months ended March 31, 2025 and 2024, shipping and handling costs amounted to $51,846 and $134,466, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended March 31, 2025, the Company purchased all engines and certain composite materials for its boats under supplier agreements with three vendors. Total purchases from these vendors were $837,646. During the three months ended March 31, 2024, the Company purchased all engines and certain composite materials for its boats under supplier agreements with three vendors. Total purchases from these vendors were $1,870,425.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosures of significant expenses that are regularly provided to the chief operating decision maker and included within each reported segment measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands interim segment disclosure requirements. The adoption did not impact how the Company identifies its one reportable segment.

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

2. Inventories

At March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Raw Materials	$2,422,447	$2,573,553
Work in Process	22,053	—
Finished Product	91,363	77,239
Total Inventory	$2,535,863	$2,650,792
Reserve for Excess and Obsolete	(160,676)	(134,032)
Net inventory	$2,375,187	$2,516,760

3. Property and Equipment

At March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Machinery and equipment	$2,605,982	$2,610,977
Furniture and fixtures	36,816	36,816
Land	1,000,000	1,119,758
Leasehold improvements	1,236,260	1,228,860
Software and website development	346,170	300,935
Computer hardware and software	120,245	120,245
Boat molds	7,409,502	7,270,411
Vehicles	143,360	143,360
Electric prototypes and tooling	—	142,526
Assets under construction	2,567,858	6,130,786
	15,466,193	19,104,674
Less accumulated depreciation and amortization	(4,436,113)	(4,066,876)
	$11,030,080	$15,037,798

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2025 and 2024 were $441,672 and $425,281, respectively. At March 31, 2025, the Company has assets held for sale of $4,306,896.

4. Leases

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

At March 31, 2025 and December 31, 2024, supplemental balance sheet information related to the lease was as follows:

	March 31,	December 31,
	2025	2024
Operating lease ROU asset	$293,162	$390,686

	March 31,	December 31,
	2025	2024
Operating lease liabilities:
Current portion	$327,693	$436,730
Non-current portion	—	—
Total	$327,693	$436,730

At March 31, 2025, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2025 (excluding the three months ended March 31, 2025)	328,187

Total lease payments	328,187
Less imputed interest	(494)
Total	$327,693

March 31,
2025
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	0.67

5. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for a vehicle, two forklifts, and a copy machine. All leases were for 60-month terms at rates ranging from 3% to 7.5%. No new leases were entered into during the three months ended March 31, 2025.

Finance leases are recorded in property and equipment, net on the condensed consolidated balance sheet.

	March 31,	December 31,
	2025	2024
Cost	$125,798	$125,798
Accumulated Depreciation	(43,274)	(37,384)
Net Book Value	$82,524	$88,414

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

 Finance leases on the AquaSport lease are recorded in property and equipment, net on the condensed consolidated balance sheet.

	March 31,	December 31,
	2025	2024
Land	$1,000,000	$1,000,000
Building	100,000	100,000
Molds	2,000,000	2,000,000
	3,100,000	3,100,000
Accumulated depreciation	(510,404)	(438,138)
Total	$2,589,596	$2,661,862

At March 31, 2025 and December 31, 2024, supplemental balance sheet information related to finance leases were as follows:

	March 31,	December 31,
	2025	2024
Finance lease liabilities:
Current portion	$223,745	$221,929
Non-current portion	2,366,543	2,423,165
Total	$2,590,288	$2,645,094

At March 31, 2025, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2025 (except for the three months ended March 31, 2025)	$223,687
2026	296,033
2027	292,931
2028	1,988,409
Thereafter	—
Total lease payment	2,801,060
Less imputed interest	(210,772)
Total	$2,590,288

March 31,
2025
Weighted average discount rate	3.01%
Weighted average remaining lease term (years)	3.32

6. Accrued Liabilities

At March 31, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued wages and benefits	$329,581	$206,041
Accrued interest	102,704	96,793
Accrued operating expense	305,919	277,873
Warranty Reserve	213,546	213,546

Total	$951,750	$794,253

7. Short-term Debt

On March 31, 2025 and December 31, 2024, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which, is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On March 31, 2025 and December 31, 2024 the interest rate on the line of credit was 12.26% and 11.13%.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On March 31, 2025 and December 31, 2024, the interest rate was 11.50% and 11.75%, respectively.

On March 31, 2025 and December 31, 2024, the outstanding balance with Wells Fargo was $190,330 and $130,690, respectively. On March 31, 2025 and December 31, 2024, the outstanding balance with Yamaha Motor Finance was $140,132 and $255,649, respectively. The outstanding balances are included in account payable on the condensed consolidated balance sheets.

8. Notes Payable – SBA EIDL Loan

On April 22, 2020, the Company received an SBA Economic Injury Disaster Loan (“EIDL”) in the amount of $499,900 ($500,000 less a $100 processing fee). The loan is in response to the COVID-19 pandemic. The loan is a 30-year loan with an interest rate of 3.75%, interest only monthly payments of $2,437 began October 22, 2022, under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan has an initial deferment period wherein no payments are due for thirty months from the date of disbursement. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

As part of the EIDL loan, the Company granted the SBA a continuing security interest in and to any and all collateral to secure payment and performance of all debts, liabilities and obligations of the Company to the SBA under the EIDL loan. The collateral includes substantially all tangible and intangible personal property of the Company.

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,

2025	—
2026	—
2027	6,611
2028 and thereafter	493,289
Total	$499,900

9. Related Party Transactions

As discussed in Note 4, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

During the three months ended March 31, 2024, the Company received a variable monthly fee averaging $46,670, to provide management services and facility utilization to Forza. This income for the Company and expense for Forza, was eliminated in the condensed consolidated financial statements. Since the merger of Forza X1 and Twin Vee on November 26, 2024, the Company no longer receives a management fee.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $10,437,389 or 65 units, and $10,265,229 or 60 units, as of March 31, 2025 and December 31, 2024, respectively. The Company did not repurchase any inventory and incurred no impact from repurchase events during the three months ended March 31, 2025 and year ended December 31, 2024.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) has come into possession of certain Twin Vee and Aquasport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint is requesting Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company is evaluating the condition of the inventory for purposes of determining the repurchase obligation. The Company expects that the repurchase obligation will be approximately $546,000.

Litigation

The Company is currently involved in various civil litigation in the normal course of business none of which is considered material.

Irrevocable line of credit

As of March 31, 2025 the Company had $215,117 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2024, the Company had $215,117 of restricted cash.

11. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of December 31, 2024, the Company had outstanding warrants to purchase an aggregate of 56,237 shares of common stock:

●	warrants to purchase 15,000 shares of common stock at an exercise price of $75.00 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.

●	warrants to purchase 14,375 shares of common stock at an exercise price of $34.38 were issued to the representative of the underwriters on October 3, 2022, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on September 28, 2027.

●	warrants to purchase 10,550 shares of common stock at an exercise price of $102.20. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger . These representative’s warrants were originally issued in connection with Forza X1, Inc.’s initial public offering that closed on August 16, 2022, and are exercisable at any time and from time to time, in whole or in part, and expire on August 11, 2027.

●	warrants to purchase 16,312 shares of common stock at an exercise price of $30.70. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger These representative’s warrants were originally issued in connection with Forza X1, Inc.’s public offering that closed on June 14, 2023, and are exercisable at any time and from time to time, in whole or in part, and expire on June 12, 2028.

There was no warrant activity during the quarter ended March 31, 2025.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. As of March 31, 2025, there were 156,592 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended March 31, 2025 and 2024, the Company recorded $55,968 and $426,283, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. No options were granted during the three months ended March 31, 2025. The Company utilized the following assumptions for option grants during the three months ended March 31, 2024:

Three months ended
March 31,
2024
Expected term	5 years
Expected average volatility	27 - 46%
Expected dividend yield	—
Risk-free interest rate	1.50 4.45%

The expected volatility of the option is determined using historical volatilities based on historical stock price of comparable boat manufacturing companies. The Company estimated the expected life of the options granted based upon historical weighted average of comparable boat manufacturing companies. The risk-free interest rate is determined using the St. Louis Federal Reserve yield curve rates with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2025	213,904	$29.30	5.04	1,708,693
Granted	—	—	—	—
Exercised	—	—	—
Expired	(3,327)	(23.65)	—	(34,761)
Forfeited/canceled	—	—	—	—
Outstanding, March 31, 2025	210,577	$29.39	5.04	1,673,932

Exercisable options, March 31, 2025	128,902	$41.16	7.28

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2024	127,102	$39.90	8.04	2,213,147
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(891)	(27.30)	—	(11,109)
Forfeited/canceled	(2,570)	(17.80)	—	(18,929)
Outstanding, March 31, 2024	123,641	$40.4	3.75	2,183,109

Exercisable options, March 31, 2024	93,153	$43.90	7.31

At March 31, 2025, 81,675 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 3,088 RSU’s exercisable at March 31, 2025.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	8,046	$15.75	1.58	$26,793
Granted	8,900	4.40	—	29,637
Exercised	—	—	—	—
Forfeited/canceled	—	—	—	—
Outstanding, March 31, 2025	16,946	$9.79	2.16	$56,430

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2024	6,725	$22.50	2.07	$57,842
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	(1,109)	(22.50)		(9,535)
Outstanding, March 31, 2024	5,616	$22.50	2.35	$48,307

12. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended March 31, 2025, two individual dealers each represented over 10% of the Company’s total sales, and together represented 54% of total sales. During the three months ended March 31, 2024, three individual dealers represented over 10% of the Company’s total sales, and combined they represented 49% of total sales.

13. Segment

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

14. Subsequent Events

Effective at 11:59 p.m. on April 7, 2025 (the “Effective Time”), Twin Vee effected a reverse stock split of its common stock at a reverse stock split ratio of 1-for-10 in order to regain compliance with the minimum $1.00 bid price per share requirement of Nasdaq’s Marketplace Rule 5550(a)(2), and began trading on a reverse-split-adjusted basis on Nasdaq as of the open of trading on April 8, 2025 under the existing ticker symbol “VEEE.”

The Company’s stockholders approved the reverse stock split and granted Twin Vee’s board of directors the authority to determine the final reverse stock split ratio and when to proceed with the reverse stock split at the Annual Meeting of Shareholders held on November 11, 2024. Twin Vee has filed an amendment to its Amended and Restated Certificate of Incorporation to effect the reverse stock split at the ratio of 1-for-10 as of the Effective Time.

The CUSIP number for Twin Vee’s common stock changed to 90177C 200 following the reverse stock split.

The total number of authorized shares of common stock remained unchanged at 50,000,000, and the par value of the Company’s common stock remained unchanged at $0.001 per share. Any fractional shares of common stock that would otherwise be issuable as a result of the reverse stock split will be paid out in cash, with reference to the closing trading price of Twin Vee’s common stock on the trading day immediately preceding the Effective Time (as adjusted to give effect to the reverse stock split), without interest.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) has come into possession of certain Twin Vee and Aquasport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint is requesting Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company is evaluating the condition of the inventory for purposes of determining the repurchase obligation. The Company expects that the repurchase obligation will be approximately $546,000.

The Company has evaluated all events or transactions that occurred after March 31, 2025 through May 8, 2025, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

All share amounts and exercise or conversion prices in this Quarterly Report on Form 10-Q have been adjusted retrospectively for our 1-for-10 reverse stock split (the “Reverse Stock Split”), which was effective on April 7, 2025.

OVERVIEW

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a nearly complete 30,000 square foot expansion which began in mid-2024. We currently employ approximately 85 people.

Twin Vee products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Aquasport for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 22 independent boat dealers across North America, the Caribbean and Central America who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc., our then minority owned electric boat subsidiary determined to cease production of electric boats and on November 26, 2024, Forza X1, Inc.(“Forza”), was merged into Twin Vee Merger Sub, Inc., a wholly-owned subsidiary of Twin Vee (“Merger Sub”) and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for 100% of our net revenue in the first quarter of 2025 and for the fiscal year 2024. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 15 models in production ranging in size from our 22-foot, single engine, monohull (Aquasport) to our 40-foot offshore 400 GFX.

During the quarter ended March 31, 2025, two individual dealers each represented over 10% of our total sales and together represented 54% of total sales. During the quarter ended March 31, 2024, three individual dealers each represented over 10% of our total sales, and combined they represented 49% of total sales.

 Our unaudited financial statement for the three months ended March 31, 2025 and our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

Recent Developments

 On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Merger Agreement, by and between us, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as our wholly-owned subsidiary. At the effective time of the Merger, (a) each outstanding share of common stock of Forza , par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock” or “ Common Stock”) for an aggregate of 5,355,000 pre-split shares of our common stock (approximately 535,500 shares after adjustment for the Reverse Stock Split), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, and (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time.

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

Nasdaq Compliance

On May 10, 2024, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). We were provided 180 calendar days, or until November 6, 2024, to regain compliance. On November 7, 2024, we received written notification from Nasdaq granting our request for a 180-day extension to regain compliance with the Minimum Bid Price Requirement. Compliance would be achieved if the closing bid price of our Common Stock is at or above $1.00 for a minimum of ten consecutive business days at any time prior to May 5, 2025.

On April 4, 2025, we filed an amendment (the “Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025 (the “Effective Time”), in order to regain compliance with the Minimum Bid Price Requirement. Our Common Stock began trading on a split-adjusted basis on April 8, 2025 under the existing ticker symbol “VEEE.” Any share amounts and exercise or conversion prices in this Quarterly Report on Form 10-Q have been adjusted retrospectively for the Reverse Stock Split.

On April 28 2025, we received a letter from Nasdaq stating that Nasdaq had determined that we now comply with the Minimum Bid Price Requirement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Net sales	$3,612,291	$5,276,343	$(1,664,052)	(32%)
Cost of products sold	$3,075,177	$4,999,030	$(1,923,853)	(38%)
Gross profit	$537,114	$277,313	$259,801	94%
Operating expenses	$2,216,208	$2,820,520	$(604,312)	(21%)
Loss from operations	$(1,679,094)	$(2,543,207)	$864,113	(34%)
Other income	$68,854	$208,012	$(139,158)	(67%)
Net loss	$(1,610,240)	$(2,335,195)	$724,955	(31%)
Basic and dilutive income per share of common stock	$(1.08)	$(1.77)	$0.69	(39%)
Weighted average number of shares of common stock outstanding	1,487,445	952,000

Net Sales and Cost of Sales

Our net sales decreased by $1,664,052, or 32% to $3,612,291 for the three months ended March 31, 2025 from $5,276,343 for the three months ended March 31, 2024. This decrease was due to a decrease in the number and changes in the mix of boats sold during the three months ended March 31, 2025. During the first quarter of 2025, we sold 24 boats at an average selling price of approximately $150,000 per unit, compared to 32 units in the first quarter of 2024 with an average selling price of approximately $165,000. This reduction in unit price is due primarily to mix, where 2 40-foot boats were delivered in the first quarter of 2024 versus 0 in the first quarter of 2025.

Gross Profit

Gross profits improved by $259,801 or 94% to $537,114 for the three months ended March 31, 2025 from $277,313 for the three months ended March 31, 2024. Gross profit as a percentage of sales for the three months ended March 31, 2025 was 14.9% compared to 5.3% in the first quarter of 2024. This 9.6% improvement in gross profit, while sales declined 32%, reflects our ongoing efforts to reduce our cost structure such as bringing certain manufacturing operations in-house, and better utilization of our ERP system leveraged against higher volumes.

Operating Expenses

During the three months ended March 31, 2025 and 2024, total operating expenses were $2,216,208 and $2,820,520, respectively, a decrease of $604,312 or 21%. Operating expenses as a percentage of sales was 61.4% compared to 53.4% in the prior year.

Selling, general, and administrative expenses decreased by approximately 14%, or $95,402 to $598,552 for the three months ended March 31, 2025, compared to $693,954 for the three months ended March 31, 2024. The decrease was primarily due to reductions in marketing and advertising, the cancelation of rents that were previously paid for the former Forza facility in North Carolina and a reduction in certain insurance costs.

Salaries and wage related expenses decreased 25%, or $329,307 to $966,962 for the three months ended March 31, 2025, compared to $1,296,269 for the three months ended March 31, 2024. The majority of the decrease is due to reductions in staffing levels at Forza and a reduction in stock-based compensation.. Stock based compensation was $55,968 and $426,283 in the first quarter of 2025 and 2024, respectively.

Research and development expenses were $0 in the first quarter of 2025 compared to $149,691 in the first quarter of 2024. This decrease was due to the wind down of electric boat development.

Professional fees decreased by 43% or $109,314 to $146,011 for the three months ended March 31, 2025, compared to $255,325 for the three months ended March 31, 2024. This decrease was due primarily to the reduction in legal and accounting costs as a result Forza X1 merging into Twin Vee and no longer being a standalone public company.

Depreciation and amortization expense increased by 4%, or $16,391 to $441,672 for the three months ended March 31, 2025, as compared to $425,281 for the three months ended March 31, 2024. This increase is due to the addition of fixed assets, primarily molds, to increase our production levels and throughout.

Other income decreased by $139,158 to $68,854 for the three months ended March 31, 2025, as compared to $208,012 for the three months ended March 31, 2024. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances.

Net Loss

Net loss for the three months ended March 31, 2025 was $1,610,240, as compared to $2,335,195 for the three months ended March 31, 2024, an improvement of $724,955 or 31%. The overall year-over-year improvement in the reported loss for the period was due to the improvement in gross margin resulting from improved cost management and efficiency in the factory and the reduction in costs related to electric boat development. Basic and dilutive loss per share of Common Stock for the three months ended March 31, 2025 was ($1.08), as compared to ($1.77) for the three months ended March 31, 2024, an improvement of 39%.

Liquidity and Capital Resources

During the first quarter of 2025, we classified $4,306,896 of building and land in Marion, North Carolina as an asset held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet as of March 31, 2025. In 2024, we completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The building is now being marketed for sale. While the timing of the sale is uncertain, we are cautiously optimistic of the sale to be completed within one year and it is expected to generate substantial cash to fund future operations.

A primary source of funds for the year ended December 31, 2024 and through March 31, 2025 was net cash received from our 2023 secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of Aquasport and Twin Vee models. With reduced demand, we have been reducing inventory levels. Our priority over the next several months is to continue to ramp up production at a measured pace to match increasing market demand, complete the Twin Vee facility expansion and efficiency project, and finalize the development and marketing of the all-new 22-foot BayCat model.

Going Concern

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the three months ended March 31, 2025, we incurred a loss from operations of $1,679,094 and a net loss of $1,610,240. As of March 31, 2025 and December 31, 2024 we had accumulated deficits of $27,003,195 and $25,392,955, respectively. To mitigate these conditions we have plans to improve the liquidity of our business:

o	We have demonstrated strong recent recovery trends, with revenues increasing approximately 92% compared to the previous quarter, however not to a level that yet supports a positive cash flow.

o	Adjusted net loss has been reduced to approximately $333,000 per month, or about $1 million in the first quarter of 2025.

o	As of March 31, 2025, we maintain a cash balance exceeding $5 million.

o	We own a building with no mortgage, which is actively listed for sale and is expected to generate approximately $4 million of additional cash within the next twelve months.

o	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. Although we have classified $4,306,896 of building and land in Marion, North Carolina as an asset held for sale, the proceeds of which will help our liquidity, there can be no assurance that we will be able to sell the land and building in the next twelve months and if we do engage in such a sale, that the proceeds will be as expected. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Sources of Funds

During the first quarter of 2025, we classified $4,306,896 of building and land in Marion, North Carolina as an asset held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet as of March 31, 2025. In 2024, we completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The building is now being marketed for sale. While the timing of the sale is uncertain, we are cautiously optimistic that the sale could be completed within one year of the date of this Quarterly Report, and if the sale is completed on favorable terms, we believe it has the potential to generate substantial cash to fund our future operations.

A primary source of funds for the year ended December 31, 2024 and through March 31, 2025 was net cash received from our 2023 secondary offering, as well as Forza’s initial public and secondary offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of Aquasport and Twin Vee models. With reduced demand, we have been reducing inventory levels. Our priority over the next several months is to continue to ramp up production at a measured pace to match increasing market demand, complete the Twin Vee facility expansion and efficiency project, and finalize the development and marketing of the all-new 22-foot BayCat model.

Selected Balance Sheet Information

The following table provides selected financial data about us as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024	Change	% Change
Cash and cash equivalents	$4,910,267	$7,491,123	$(2,580,856)	(34.5%)
Restricted cash	$215,117	$215,117	$—	0.0%
Current assets	$12,200,833	$10,419,141	$1,781,692	17.1%
Current liabilities	$3,021,247	$3,747,990	$(726,743)	(19.4%)
Working capital	$9,179,586	$6,671,151	$2,508,435	37.6%

As of March 31, 2025, we had $5,125,384 of cash, cash equivalents, and restricted cash, total current assets of $12,200,833 and total assets of $23,550,268. Our total liabilities were $5,887,690. Our total liabilities were comprised of current liabilities of $3,021,247 which included accounts payable and accrued liabilities of $2,457,309, leases liability of $551,438, contract liability of $12,500. Long term liabilities were $2,866,443. As of December 31, 2024, we had $7,706,240 of cash, cash equivalents, and restricted cash, total current assets of $10,419,141 and total assets of $25,887,905. Our total current liabilities were $3,747,990 and total liabilities were $6,671,055 which included long-term finance leases liabilities of $2,423,165.

The accumulated deficit was $27,003,195 as of March 31, 2025 compared to accumulated deficit of $25,392,955 as of December 31, 2024.

Our working capital increased by $2,508,435 to $9,179,586 as of March 31, 2025, compared to $6,671,151 on December 31, 2024 primarily due to continued operating losses incurred in the period, the cash requirement of the facilities capacity expansion and efficiency project in Ft. Pierce, Florida, and investments in molds for new boat designs, more than offset by the reclassification of assets held for sale to current assets.

In addition to cash and cash equivalents, we anticipate that we will be able to rely, in part, on cash flows from operations and the sale of the manufacturing facility in Marion, North Carolina, to meet our liquidity and capital expenditure needs in the next year.

Cash Flow

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
Cash used in operating activities	$(1,736,276)	$(1,749,920)	$13,644	(1%)
Cash (used in) provided by investing activities	$(789,774)	$1,476,448	$(2,266,222)	(153%)
Cash used in financing activities	$(54,806)	$(83,735)	$28,929	(35%)

Cash Flow from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $1,736,277 compared to $1,749,920 during the three months ended March 31, 2024. The use of cash in operating activities for the three months ended March 31, 2025 was due primarily to a $1,610,240 net loss and a $552,023 net reduction in accounts payable and accrued liabilities related primarily to a payment for Marion, NC facility construction costs, accrued capital expenditures for the Ft. Pierce facility and an increase in accounts receivable of $198,829 primarily related to two boats delivered late in the first quarter of 2025 and collected early in the second quarter of 2025. These uses were partially offset by depreciation and amortization of $441,672.

Cash Flow from Investing Activities

During the three months ended March 31, 2025, cash used in investing activities was $789,774, due to investments in property, plant and equipment. This compares to cash provided by investing activities of $1,476,448 in the three months ended March 31, 2024 resulting from the sale of marketable securities and the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2025 and 2024, net cash used in financing activities was approximately $54,806 and $83,735, respectively from finance lease obligations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets and warranty reserves.

Inventories

Inventories are stated at the lower of cost and net realizable value using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions are made when necessary to reduce excess or obsolete inventories to their net realizable value.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Staff Accountant and a controller. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2025, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended March 31, 2025 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2024, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, ”Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Any failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our Common Stock.

The shares of our Common Stock are listed for trading on The Nasdaq Capital Market under the symbol “VEEE.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the stockholder’s equity requirement, or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our Common Stock. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price, improve the liquidity of our Common Stock, prevent our Common Stock from once again dropping below The Nasdaq Capital Market minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

 On May 10, 2024, we received written notice from Nasdaq’s Listing Qualifications Department notifying us that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. We were provided 180 calendar days, or until November 6, 2024, to regain compliance, which deadline was subsequently extended to May 5, 2025. On April 4, 2025, we filed the Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025, and our Common Stock began trading on a split-adjusted basis on April 8, 2025. On April 28, 2025, we received a letter from Nasdaq stating that Nasdaq had determined that we now comply with the Minimum Bid Price Requirement. However we cannot assure you that we will be able to maintain compliance with the Minimum Bid Price Requirement in the future.

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

There can be no assurance that our increased stock price following the Reverse Stock Split will remain at a price that will be sufficient in order to meet any continued requirements and policies of Nasdaq or that our common stock will remain listed on Nasdaq.

At our 2024 Annual Meeting of Stockholders, our stockholders approved an amendment to our Certificate of Incorporation to effect, at the discretion of the Twin Vee Board of Directors, a reverse stock split at a ratio within a range of 1-for-2 to 1-for-20, with the ratio within such range to be determined at the discretion of our Board of Directors and included in a public announcement. On April 4, 2025, we filed the Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025, and our Common Stock began trading on a split-adjusted basis on April 8, 2025.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, if we fail to maintain compliance with the Minimum Bid Price Requirement, Nasdaq may determine that it is not in the public interest to maintain the listing of our Common Stock, even if we should effect another reverse stock split for the purpose of regaining compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then we are not eligible for a Compliance Period.

Accordingly, we may fail to maintain compliance with the Minimum Bid Price requirement or the other Nasdaq listing requirements. Any non-compliance may be costly, divert our management’s time and attention, and could have a material adverse effect on our business, reputation, financing, and results of operation A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of the common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

There is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the three months ended March 31, 2025, we incurred a loss from operations of $1,679,094 and a net loss of $1,610,240. As of March 31, 2025 and December 31, 2024 we had accumulated deficits of $27,003,195 and $25,392,955, respectively. Our unaudited financial statement for the three months ended March 31, 2025 and our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued.

 Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs.  Although we have classified $4,306,896 of building and land in Marion, North Carolina as an asset held for sale, the proceeds of which will help our liquidity, there can be no assurance that we will be able to sell the land and building in the next twelve months and if we do engage in such a sale, that the proceeds will be as expected. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

We depend on our network of independent dealers for our boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended March 31, 2025, two individual dealers each represented over 10% of our total sales, and together represented 54% of sales. For the three months ended March 31, 2024, three individual dealers each represented over 10% of our sales, and combined represented 49% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the three months ended March 31, 2025, two individual dealers represented over 10% of our total sales and combined represented 54% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the quarter ended March 31, 2025, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

As of March 31, 2025, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Chancery Court of the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with us seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants intend to vigorously defending against the claims. At this time, we are unable to estimate the ultimate outcome of this matter.

These securities class actions, shareholder derivative actions and other current or future litigation matters may be time-consuming, divert management’s attention and resources, cause us to incur significant defense and settlement costs or liability. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class action; therefore, no litigation reserve has been recorded in our consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

We did not sell any equity securities during the three months ended March 31, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.3	Agreement and Plan of Merger, dated August 12, 2024, by and among Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024 (File No. 001-40623))
3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Certificate of Amendment to Certificate of Incorporation of Twin Vee PowerCats Co. filed with the Delaware Secretary of State on April 4, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2025 (File No. 001-40623))
10.1^	License and Conditional Sale Agreement, effective February 4, 2025, by and between Revver Digital, LLC and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on February 10, 2025)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed or furnished herewith. ^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: May 8, 2025	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Michael P. Dickerson
Michael P. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)