Form 10-Q
period 2025-06-30
Twin Vee PowerCats, Co.
filed 2025-08-07
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025 there were 2,237,299 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024

Assets
Current Assets
Cash and cash equivalents	$5,961,668	$7,491,123
Restricted cash	215,117	215,117
Inventories, net	2,681,000	2,516,760
Prepaid expenses and other current assets	200,640	196,141
Assets held for sale, net	4,334,523	—
Total current assets	13,392,948	10,419,141

Property and equipment, net	8,743,265	15,037,798
Operating lease right of use asset, net	195,540	390,686
Security deposit	26,193	40,280
Total Assets	$22,357,946	$25,887,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,025,155	$2,215,078
Accrued liabilities	926,605	794,253
Contract liabilities	12,500	80,000
Finance lease liabilities	21,038	221,929
Operating lease liabilities	218,560	436,730
Total current liabilities	3,203,858	3,747,990

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	30,952	2,423,165
Total Liabilities	3,734,710	6,671,055

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 2,237,299 and 1,487,445 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,237	1,487
Additional paid-in capital	47,278,265	44,608,318
Accumulated deficit	(28,657,266)	(25,392,955)
Total stockholders’ equity	18,623,236	19,216,850

Total Liabilities and Stockholders’ Equity	$22,357,946	$25,887,905

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30, 2025
	2025	2024	2025	2024

Net sales	$4,755,618	$4,326,821	$8,367,909	$9,603,164
Cost of products sold (excluding depreciation & amortization)	4,101,565	4,124,481	7,176,742	9,123,511
Gross profit	654,053	202,340	1,191,167	479,653

Operating expenses:
Selling, general and administrative	605,273	755,959	1,203,825	1,449,912
Salaries and wages	1,055,103	1,199,348	2,022,065	2,495,616
Professional fees	190,507	452,367	336,518	707,692
Impairment of property & equipment	—	1,674,000	—	1,674,000
Loss on lease termination	53,425	—	53,425	—
Loss on sale of property & equipment	—	—	63,011	—
Depreciation and amortization	425,551	434,958	867,223	860,239
Research and development	—	344,784	—	494,475
Total operating expenses	2,329,859	4,861,416	4,546,067	7,681,934

Loss from operations	(1,675,806)	(4,659,076)	(3,354,900)	(7,202,281)

Other income (expense):
Dividend income	—	182,941	—	396,671
Other income (expense)	1,609	(6,029)	51,033	32,962
Interest expense	(19,556)	(54,938)	(55,759)	(121,887)
Interest income	39,682	5,302	95,315	7,879
Unrealized loss on marketable securities	—	12,604	—	(2,944)
Realized gain on marketable securities	—	—	—	35,210
Total other income	21,735	139,880	90,589	347,891

Loss before income tax	(1,654,071)	(4,519,196)	(3,264,311)	(6,854,390)
Income taxes provision	—	—	—	—
Net loss	(1,654,071)	(4,519,196)	(3,264,311)	(6,854,390)
Less: Net loss attributable to noncontrolling interests	—	(1,573,495)	—	(2,222,462)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(1,654,071)	$(2,945,701)	$(3,264,311)	$(4,631,928)

Basic and diluted loss per share of common stock	$(0.87)	$(3.09)	$(1.93)	$(4.87)
Weighted average number of shares of common stock outstanding	1,899,533	952,000	1,694,627	952,000

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2024	952,000	$952	$37,857,225	$(14,346,983)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,227)	(648,967)	(2,335,194)
Balance, March 31, 2024	952,000	952	$38,283,508	(16,033,210)	7,889,455	30,140,704
Stock-based compensation	—	—	317,744	—	—	317,744
Net loss	—	—	—	(2,945,701)	(1,573,495)	(4,519,196)
Balance, June 30, 2024	952,000	$952	$38,601,252	$(18,978,911)	$6,315,960	$25,939,252

Balance, January 1, 2025	1,487,445	$1,487	$44,608,318	$(25,392,955)	$—	$19,216,850
Stock-based compensation	—	—	55,968	—	—	55,968
Net loss	—	—	—	(1,610,240)		(1,610,240)
Balance, March 31, 2025	1,487,445	1,487	44,664,286	(27,003,195)	—	17,662,578
Stock-based compensation	—	—	59,628	—	—	59,628
Issuance of common stock	750,000	750	2,554,351	—	—	2,555,101
Fractional shares	(146)	—	—	—	—	—
Net loss	—	—	—	(1,654,071)	—	(1,654,071)
Balance, June 30, 2025	2,237,299	$2,237	$47,278,265	$(28,657,266)	$—	$18,623,235

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(3,264,311)	$(6,854,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	115,597	744,027
Depreciation and amortization	867,223	860,239
Impairment of property & equipment	—	1,674,000
Loss on lease termination	53,425	—
Loss on sale of property & equipment	63,011	—
Amortization of right-of-use asset	195,146	239,176
Net change in fair value of marketable securities	—	2,944
Change in inventory reserve	28,697	289,072
Changes in operating assets and liabilities:
Accounts receivable	—	(35,633)
Inventories	(192,937)	448,182
Prepaid expenses and other current assets	(4,499)	277,959
Accounts payable	(189,923)	380,788
Accrued liabilities	132,352	32,099
Operating lease liabilities	(218,170)	(252,456)
Contract liabilities	(67,500)	(38,020)
Net cash used in operating activities	(2,481,889)	(2,232,013)

Cash Flows From Investing Activities
Security deposit	14,087	2,706
Realized gain on sale of marketable securities, available for sale	—	(35,210)
Net sales of investment in marketable securities	—	3,500,000
Proceeds from sale of property & equipment	25,000	—
Purchase of property and equipment	(1,536,522)	(3,715,351)
Net cash used in investing activities	(1,497,435)	(247,855)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $444,899	2,555,100	—
Finance lease payments	(105,108)	(137,029)
Net cash provided by (used in) financing activities	2,449,992	(137,029)

Net change in cash, cash equivalents and restricted cash	(1,529,332)	(2,616,897)
Cash, cash equivalents and restricted cash at beginning of the period	7,706,240	16,755,233
Cash, cash equivalents and restricted cash at end of the period	$6,176,785	$14,138,336

Supplemental Cash Flow Information
Cash paid for interest	$156,815	$176,190

Non Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—	$31,572

Reconciliation to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$5,961,668	$13,927,460
Restricted cash	215,117	210,876
Total cash, cash equivalents and restricted cash	$6,176,785	$14,138,336

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On April 20, 2023, the Company formed AquaSport Co., a wholly owned subsidiary incorporated in the state of Florida in connection with the Company’s plan to lease the assets of former AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On July 30, 2024, AquaSport Co. was merged into Twin Vee PowerCats Co. On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. During the second quarter, the Company recorded the elimination of ROU financial asset and lease liabilities from its balance sheet, recording a loss on disposition of $54,425.

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

On June 5, 2025, Twin Vee PowerCats Co. (the “Company” or “Twin Vee”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which the Company acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works’ relating to the Bahama boat brand (the “Bahama Boat Brand”). Total consideration includes a $100,000 upfront payment and contingent consideration of up to $2,900,000 based on the future sales of Bahama’s existing 35’, 37’ 41’ and 41GT boat models. As of the acquisition date, only the $100,000 payment was recognized and allocated to inventory. Contingent consideration will be recognized as an increase to the cost basis of the acquired boat molds (property, plant & equipment) when it becomes both probable and reasonably estimable, in accordance with ASC 450. No liabilities were assumed, and no goodwill was recorded. The Asset Purchase Agreement may be terminated by mutual written consent of the parties or by the Company, in its sole discretion, if the Company decides to discontinue further development, production, or commercialization of the Bahama Boat Brand product line before the balance of the contingent consideration due to Bahama Boat Works is paid. Upon any such termination, the parties may either seek to sell the Bahama Boat Brand and associated assets pursuant to the mechanism set forth in the Asset Purchase Agreement described below or, the Company, in its sole discretion, may elect to return the Assets to Bahama Boat Works.

Going Concern

Our unaudited financial statement for the three and six months ended June 30, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of June 30, 2025, Forza X1 and WIZZ BANGER, INC., collectively referred to as the “Company”. Prior to November 26, 2024, the Company’s net loss excludes losses attributable to noncontrolling interests. The Company reported noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. June 30, 2025 and December 31, 2024, the Company had customer deposits of $12,500 and $80,000, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets.

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

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2025 and December 31, 2024, the Company had $5,461,167 and $6,740,623, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On June 30, 2025 and December 31, 2024, the Company had cash, cash equivalents and restricted cash of $6,176,785 and $7,706,240, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets was cash deposited as collateral for irrevocable letters of credit of $215,117 at June 30, 2025 and December 31, 2024.

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

Accounts Receivable

The Company’s Accounts Receivable is derived from third party financing arrangements that its dealers utilize to finance the purchase of its boats. This “floorplan financing” is collateralized by the finished boat, and cash payment is received within 3-5 days of the finance company’s approval of the dealer’s purchase. At the end of a reporting period, some payment(s) may not yet have been received from the financing company, which creates a temporary account receivable that will be satisfied in just a few days. As such, the Company’s Accounts Receivable at any point in time are 100% collectable, and no valuation adjustment is necessary. Therefore, there is no allowance for credit losses on the Company’s balance sheet. Accounts receivable were $0 at June 30, 2025 and December 31, 2024.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a first-in first -out basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at June 30, 2025 and December 31, 2024 were $162,729 and $134,032, respectively.

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

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. An impairment charge of $1,674,000 was recorded against our vacant North Carolina facility in the second quarter of 2024 based on a third-party appraisal.

Assets Held for Sale

At June 30, the Company classified $4,334,523 of building and land in Marion, North Carolina as assets held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet. In 2024, the company completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The building is now being marketed for sale. While the timing of the sale is uncertain, the Company expects the sale to be completed within one year. In June 2024, the Company recorded an impairment of the building of $1,674,000 to reduce the carrying cost of the building to its estimated net realizable value. There are no liabilities associated with this asset.

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. During the three months ended June 30, 2025 and 2024, advertising costs incurred by the Company totaled $13,017 and $92,864, respectively. During the six months ended June 30, 2025 and 2024, advertising costs incurred by the Company totaled $23,939 and $127,580, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended June 30, 2025 and 2024, research and development costs amounted to $0 and $344,784, respectively. For the six months ended June 30, 2025 and 2024, research and development costs amounted to $0 and $494,475, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport products to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including costs billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contracts with a transporter. For the three months ended June 30, 2025 and 2024, shipping and handling costs amounted to $55,837 and $70,311, respectively. For the six months ended June 30, 2025 and 2024, shipping and handling costs amounted to $107,683 and $204,778, respectively.

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

Product Warranty Costs

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. The company’s warranty liability is included in the accrued liabilities line item of the accompanying unaudited condensed consolidated balance sheets.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the six months ended June 30, 2025, the Company purchased all engines and certain composite materials for its boats under supplier agreements with four vendors. Total purchases from these vendors were $2,096,575. During the six months ended June 30, 2024, the Company purchased all engines and certain composite materials for its boats under supplier agreements with five vendors. Total purchases from these vendors were $3,289,093.

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

2. Inventories

At June 30, 2025 and December 31, 2024, inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Raw Materials	$2,500,293	$2,573,553
Work in Process	192,154	—
Finished Product	151,282	77,239
Total Inventory	$2,843,729	$2,650,792
Reserve for Excess and Obsolete	(162,729)	(134,032)
Net inventory	$2,681,000	$2,516,760

3. Property and Equipment

At June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Machinery and equipment	$2,633,992	$2,610,977
Furniture and fixtures	36,816	36,816
Land	—	1,119,758
Leasehold improvements	3,121,983	1,228,860
Software and website development	360,320	300,935
Computer hardware and software	121,640	120,245
Boat molds	5,495,190	7,270,411
Vehicles	143,360	143,360
Electric prototypes and tooling	—	142,526
Assets under construction	1,133,050	6,130,786
	13,046,351	19,104,674
Less accumulated depreciation and amortization	(4,303,086)	(4,066,876)
	$8,743,265	$15,037,798

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2025 and 2024 were $425,551 and $434,958, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 2025 and 2024 were $867,223 and $860,239, respectively. At June 30, 2025, the Company has assets held for sale of $4,334,523. On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. The Company recorded the elimination of ROU financial asset and lease liabilities from its balance sheet, recording a loss on disposition of $54,425. In addition, the company disposed of the related property and equipment with a net book value of $2,541,421.

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

At June 30, 2025 and December 31, 2024, supplemental balance sheet information related to the lease was as follows:

	June 30,	December 31,
	2025	2024
Operating lease ROU asset	$195,540	$390,686

	June 30,	December 31,
	2025	2024
Operating lease liabilities:
Current portion	$218,560	$436,730
Non-current portion	—	—
Total	$218,560	$436,730

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Operating lease cost	$97,524	$119,428

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Operating lease cost	$195,146	$239,175

At June 30, 2025, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2025 (excluding the six months ended June 30, 2025)	$218,791

Total lease payments	218,791
Less imputed interest	(231)
Total	$218,560

June 30,
2025
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	0.50

5. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 3% to 7.5%. No new leases were entered into during the three or six months ended June 30, 2025.

Finance leases are recorded in property and equipment, net on the condensed consolidated balance sheet.

	June 30,	December 31,
	2025	2024
Cost	$76,972	$125,798
Accumulated Depreciation	(26,375)	(37,384)
Net Book Value	$50,597	$88,414

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

On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. During the second quarter, the Company recorded the elimination of the assets and liabilities from its balance sheet, recording a loss on termination of $53,425.

Finance leases on the AquaSport lease were recorded in property and equipment, net on the condensed consolidated balance sheet.

	June 30,	December 31,
	2025	2024
Land	$—	$1,000,000
Building	—	100,000
Molds	—	2,000,000
	—	3,100,000
Accumulated depreciation	—	(438,138)
Total	$—	$2,661,862

At June 30, 2025 and December 31, 2024, supplemental balance sheet information related to finance leases were as follows:

	June 30,	December 31,
	2025	2024
Finance lease liabilities:
Current portion	$21,038	$221,929
Non-current portion	30,952	2,423,165
Total	$51,990	$2,645,094

At June 30, 2025, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2025 (except for the six months ended June 30, 2025)	$11,867
2026	21,519
2027	21,075
2028	4,657
Thereafter	—
Total lease payment	59,118
Less imputed interest	(7,128)
Total	$51,990

June 30,
2025
Weighted average discount rate	5.43%
Weighted average remaining lease term (years)	2.71

6. Accrued Liabilities

At June 30, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued wages and benefits	$361,157	$206,041
Accrued interest	182,391	96,793
Accrued operating expense	166,583	277,873
Warranty Reserve	216,474	213,546

Total	$926,605	$794,253

7. Short-term Debt

On June 30, 2025 and December 31, 2024, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which, is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On June 30, 2025 and December 31, 2024 the interest rate on the line of credit was approximately 11.31% and 11.13%.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On June 30, 2025 and December 31, 2024, the interest rate was 11.50% and 11.75%, respectively.

On June 30, 2025 and December 31, 2024, the outstanding balance with Wells Fargo was $123,909 and $130,690, respectively. On June 30, 2025 and December 31, 2024, the outstanding balance with Yamaha Motor Finance was $314,497 and $255,649, respectively. The outstanding balances are included in account payable on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2024, the Company received a variable monthly fee averaging $46,848 to provide management services and facility utilization to Forza. During the six months ended June 30, 2024, the Company received a variable monthly fee averaging $46,670 to provide management services and facility utilization to Forza. This income for the Company and expense for Forza, was eliminated in the condensed consolidated financial statements. Since the merger of Forza X1 and Twin Vee on November 26, 2024, the Company no longer receives a management fee.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $13,860,388 or 77 units, and $10,265,229 or 60 units, as of June 30, 2025 and December 31, 2024, respectively.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint requested Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company was able to negotiate a condition reduction on these repossessed boats which resulted in an obligation of $460,220 to Northpoint Commercial Financial. During the second quarter, the company was able to sell 5 of the 6 repossessed boats, resulting in a net loss of approximately $`14,875 for the second quarter. One remaining repossessed United boat has a purchase obligation of $58,984 to Northpoint, which is included in accrued liabilities on the condensed consolidated balance sheet.

Litigation

The Company is currently involved in various civil litigation in the normal course of business, including a class action suit none of which are considered material.

Irrevocable line of credit

As of June 30, 2025 the Company had $215,117 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2024, the Company had $215,117 of restricted cash.

11. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of June 30, 2025, the Company had outstanding warrants to purchase an aggregate of 56,237 shares of common stock:

●	warrants to purchase 15,000 shares of common stock at an exercise price of $75.00 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.

●	warrants to purchase 14,375 shares of common stock at an exercise price of $34.38 were issued to the representative of the underwriters on October 3, 2022, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on September 28, 2027.

●	warrants to purchase 10,550 shares of common stock at an exercise price of $102.20. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger. These representative’s warrants were originally issued in connection with Forza X1, Inc.’s initial public offering that closed on August 16, 2022, and are exercisable at any time and from time to time, in whole or in part, and expire on August 11, 2027.

●	warrants to purchase 16,312 shares of common stock at an exercise price of $30.70. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger These representative’s warrants were originally issued in connection with Forza X1, Inc.’s public offering that closed on June 14, 2023, and are exercisable at any time and from time to time, in whole or in part, and expire on June 12, 2028.

There was no warrant activity during the three or six months ended June 30, 2025.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. As of June 30, 2025, there were 156,592 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended June 30, 2025 and 2024, the Company recorded $59,628 and $317,744, respectively, of stock-based compensation expense. For the six months ended June 30, 2025 and 2024, the Company recorded $115,596 and $744,027, respectively, of stock-based compensation expense Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the six months ended June 30, 2025 and 2024:

	Six months ended	Six months ended
	June 30,	June 30,
	2025	2024
Expected term	5.7 years	5.8 years
Expected average volatility	48.4%	83.3%
Expected dividend yield	—	—
Risk-free interest rate	4.13%	4.3%

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2025	213,904	$29.30	5.04	1,708,693
Granted	72,000	2.71	—	98,371
Exercised	—	—	—
Expired	(3,327)	(23.65)	—	(34,761)
Forfeited/canceled	—	—	—	—
Outstanding, June 30, 2025	282,577	$22.59	7.94	1,772,303

Exercisable options, June 30, 2025	147,486	$38.07	7.23	1,484,884

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2024	127,093	$39.85	8.04	2,213,178
Granted	69,999	6.40	—	227,497
Exercised	—	—	—	—
Expired	(26,391)	(39.13)	—	(458,085)
Forfeited/canceled	(11,224)	(12.48)	—	(140,051)
Outstanding, June 30, 2024	159,477	$26.04	8.21	1,842,539

Exercisable options, June 30, 2024	74,004	$45.15	6.59

At June 30, 2025, 135,091 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 4,325 RSUs exercisable on June 30, 2025.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	8,046	$15.76	1.58	$17,862
Granted	8,900	4.40	—	19,758
Exercised	—	—	—	—
Forfeited/canceled	(914)	5.42	—	(2,029)
Outstanding, June 30, 2025	16,032	$10.04	1.89	$35,591

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2024	6,725	$22.50	2.07	$36,651
Granted	8,730	8.38	—	47,579
Exercised	—	—	—	—
Forfeited/canceled	(2,337)	(16.00)		(12,737)
Outstanding, June 30, 2024	13,118	$22.50	2.25	$71,493

WIZZ BANGER Stock Options

On June 12, 2025, the Company’s wholly owned subsidiary, WIZZ BANGER, INC, granted stock options to certain members of its executive team under a newly adopted equity incentive plan. The grant consisted of 2,800,000 options to acquire common shares of the subsidiary at an exercise price of $0.12 per share, which equaled the estimated fair market value of the subsidiary’s common stock on the grant date, as determined by a third-party valuation.

The options are subject to 12-month cliff vesting, whereby no portion of the award vests unless the executive remains employed by the subsidiary for the full 12-month period following the grant date. Upon completion of the service period, 100% of the options will vest.

No compensation expense has been recognized for the award as of June 30, 2025, consistent with ASC 718, as the vesting condition is based solely on continued service and has not yet been satisfied. The total grant-date fair value of the award was estimated to be approximately $188,761, calculated using the Black-Scholes option pricing model with the following assumptions:

•	Expected Term: 6 years

•	Expected Volatility: 55% (based on comparable SaaS companies)

•	Risk-Free Interest Rate: 4.2%

•	Dividend Yield: 0%

•	Fair Value per Option: $0.0674

Should the vesting condition be met, the Company will recognize compensation expense on the condensed consolidated statement of operations in the period the service condition is satisfied, or earlier if deemed probable.

12. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended June 30, 2025, three individual dealers each represented over 10% of the Company’s total sales and together represented 70% of total sales. During the three months ended June 30, 2024, three individual dealers represented over 10% of the Company’s total sales, and combined they represented 49% of total sales.

13. Segment

The Company reports segment information based on the “management” approach. The Company’s Chief Operating Decision Maker is its President and Chief Executive Officer. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company operates in two reportable segments: (1) Twin Vee PowerCats, which designs, manufactures, and sells recreational and commercial powerboats; and (2) Wizz Banger, Inc., a development-stage subsidiary with plans to develop an innovative online marketplace leveraging artificial intelligence (AI) to transform how customers search for and purchase recreational marine assets.

While the Company manages Wizz Banger as a distinct operating segment, it does not currently meet the quantitative thresholds for separate disclosure under ASC 280-10-50-12. Specifically, for the six months ended June 30, 2025, Wizz Banger generated no revenue and represents less than 10% of the Company’s consolidated assets, revenues, and net loss. As a result, the financial results of Wizz Banger are aggregated and presented within the consolidated results of Twin Vee PowerCats for segment reporting purposes.

The Company will continue to monitor the significance of Wizz Banger and will present it as a separately reportable segment in future filings if it meets the quantitative criteria or if management concludes that separate presentation is necessary for a better understanding of the business.

14. Subsequent Events

On July 28, 2025, Twin Vee PowerCats Co. (the “Company”) and the Company’s recently formed, wholly owned subsidiary, Wizz Banger, Inc. (“Wizz Banger”), entered into a First Amendment (the “First Amendment”) to that certain license and conditional sale agreement (the “License and Sale Agreement”), entered into and effective as of February 4, 2025, by and between the Company and Revver Digital, LLC. The First Amendment was entered into in order to (a) amend the definition of “Foreground Intellectual Property” (as defined therein), (b) to clarify that respective rights of the parties thereunder, (c) to assign the License and Sale Agreement to Wizz Banger, and (d) to provide for a guaranty by the Company of Wizz Banger’s obligations and liabilities under the License and Sale Agreement, as amended, as provided therein and effect other amendments to the License and Sale Agreement as set forth therein.

The Company has evaluated all events or transactions that occurred after June 30, 2025 through August 7, 2025, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

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

OVERVIEW

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a recently completed 30,000 square foot expansion which began in mid-2024. We currently employ approximately 85 people.

Our products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Bahama Boats for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 22 independent boat dealers across North America, the Caribbean and Central America who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc. (“Forza”), our then minority owned electric boat subsidiary, determined to cease production of electric boats, and on November 26, 2024, Forza was merged into Twin Vee Merger Sub, Inc., our wholly-owned subsidiary, and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for 100% of our net revenue in the second quarter of 2025 and for the fiscal year 2024. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 12 Twin Vee models in or nearing production ranging in size from 24-foot to 40-foot, and 9 monohull (Bahama) models in or nearing production ranging in size from 22-foot to 41-foot.

During the quarter ended June 30, 2025, three individual dealers each represented over 10% of our total sales and together represented 70% of total sales. During the quarter ended June 30, 2024, three individual dealers each represented over 10% of our total sales, and combined they represented 49% of total sales.

Our unaudited financial statements for the three and six months ended June 30, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

Recent Developments

First Amendment to the License and Conditional Sale Agreement with Revver Digital, LLC

Effective July 14, 2025, we and our recently formed, wholly owned subsidiary, Wizz Banger, Inc. (“Wizz Banger”), entered into a First Amendment (the “First Amendment”) to that certain license and conditional sale agreement (the “License and Sale Agreement”), entered into and effective as of February 4, 2025, by and between us and Revver Digital, LLC, providing us with the right to acquire certain intellectual property of OWM (the “OWM Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains(the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale to us of the OWM Intellectual Property, the License and Sales Agreement grants us a license to use and sublicense the OWM Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined in the License and Sales Agreement) of the Business; and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing (the “Closing”) of the sale to us of the OWM Intellectual Property, the License and Sales Agreement provides that in consideration of the transfer of, and as a purchase price (the “Purchase Price”) for, the OWM Intellectual Property, we will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000, less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date.

The First Amendment was entered into in order to (i) amend the definition of “Foreground Intellectual Property” (as defined therein), (ii) to clarify the respective rights of the parties thereunder, (iii) to assign the License and Sale Agreement to Wizz Banger, and (iv) to provide for a guaranty by us of Wizz Banger’s obligations and liabilities under the License and Sale Agreement, as amended, as provided therein and effect other amendments to the License and Sale Agreement as set forth therein.

Bahama Boat Works Acquisition

On June 5, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which we acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works’ relating to the Bahama boat brand (the “Bahama Boat Brand”). In accordance with the Asset Purchase Agreement, in consideration of the transferred Assets we paid Bahama Boat Works $100,000 and agreed to pay up to $2,900,000 in additional contingent consideration based upon a percentage of the revenues we receive from future sales to customers of new Bahama Boat Brand 31’, 35’, 37’, and 41’ boat models (the “Bahama Boat Revenues”). The Asset Purchase Agreement provides that Bahama Boat Works will receive 20% of the first $7,500,000 of Bahama Boat Revenues we receive and 10% of the Bahama Boat Revenues we receive in excess of $7,500,000 (but not exceeding $21,500,000) until such time as Bahama Boat Works has been paid an aggregate of $3,000,000 by us from such sales.

The Asset Purchase Agreement may be terminated by mutual written consent of the parties or by us, in our sole discretion, if we decide to discontinue further development, production, or commercialization of the Bahama Boat Brand product line before the balance of the contingent consideration due to Bahama Boat Works is paid. Upon any such termination, the parties may either seek to sell the Bahama Boat Brand and associated assets pursuant to a mechanism set forth in the Asset Purchase Agreement or we, in our sole discretion, may elect to return the Assets to Bahama Boat Works.

Underwritten Public Offering

On May 8, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC, as representative of the several underwriters named therein (the “Representative”), pursuant to which we agreed to sell to the Representative in a firm commitment underwritten public offering (the “May 2025 Offering”) an aggregate of 750,000 shares (the “Shares”) of our common stock at the public offering price of $4.00 per share, resulting in gross proceeds of $3.0 million, before deducting underwriting discounts, commissions and offering expenses. The Shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-266858) filed with the SEC under the Securities Act and declared effective by the Commission on August 24, 2022, a base prospectus, dated August 24, 2022, included in the Registration Statement at the time it originally became effective, and a prospectus supplement, dated May 8, 2025, filed with the Commission pursuant to Rule 424(b) under the Securities Act. Pursuant to the Underwriting Agreement, we also issued to designees of the Representative unregistered warrants to purchase up to 37,500 shares of our common stock, which equals 5% of the shares of common stock purchased in the May 2025 Offering. The May 2025 Offering closed on May 12, 2025. The net proceeds to us from the May 2025 Offering, after deducting the underwriting discount, the Representative’s fees and expenses and our estimated offering expenses, were $2,555,100.

Repurchase Request

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of our products. Northpoint requested that we take possession of and repurchase the inventory in accordance with the Repurchase Agreement that we previously entered into with Northpoint. During the second quarter, we sold five of the six repossessed boats, recording a net loss on the sale of approximately $14,000 after transportation, refurbishment, and commissions. We have a remaining repurchase obligation on the last boat of $58,984.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Net sales	$4,755,618	$4,326,821	$428,797	10%
Cost of products sold (excluding depreciation & amortization)	$4,101,565	$4,124,481	$(22,916)	(1%)
Gross profit	$654,053	$202,340	$451,713	223%
Operating expenses	$2,329,859	$4,861,416	$(2,531,557)	(52%)
Loss from operations	$(1,675,806)	$(4,659,076)	$2,983,270	(64%)
Other income	$21,735	$139,880	$(118,145)	(84%)
Net loss	$(1,654,071)	$(4,519,196)	$2,865,125	(63%)
Basic and dilutive income per share of common stock	$(0.87)	$(3.09)	$2.22	(72%)
Weighted average number of shares of common stock outstanding	1,891,291	952,000

Net Sales and Cost of Sales

Our net sales increased by $428,797, or 10%, to $4,755,618 for the three months ended June 30, 2025, from $4,326,821 for the three months ended June 30, 2024. This increase was due primarily to the success of our new dealer initiatives, which added 14 new dealer/locations during the first six months of 2025. During the second quarter of 2025, we sold 31 boats at an average selling price of approximately $153,000 per unit, compared to 34 units in the second quarter of 2024 with an average selling price of approximately $187,000. This reduction in unit price is due primarily to mix, where two 40-foot boats were delivered in the second quarter of 2024 versus one in the second quarter of 2025.

Gross Profit

Gross profits improved by $451,713, or 223%, to $654,053 for the three months ended June 30, 2025, from $202,340 for the three months ended June 30, 2024. Gross profit as a percentage of sales for the three months ended June 30, 2025 was 13.8% compared to 4.7% in the second quarter of 2024. This improvement in gross profit of 9.1 percentage points, while sales declined 10%, reflects our ongoing efforts to reduce our cost structure, such as bringing certain manufacturing operations in-house, and better utilization of our ERP system leveraged against higher volumes.

Operating Expenses

During the three months ended June 30, 2025 and 2024, total operating expenses were $2,329,859 and $4,861,416, respectively, a decrease of 52%. Included in the second quarter 2024 operating expenses were $1,674,000 related to the impairment of property and equipment at the prior Forza operating unit.

Selling, general, and administrative expenses decreased by approximately 20%, or $150,686, to $605,273 for the three months ended June 30, 2025, compared to $755,959 for the three months ended June 30, 2024. The decrease was primarily due to reductions in marketing and advertising and the cancelation of rents that were previously paid for the former Forza facility in North Carolina.

Salaries and wage related expenses decreased 12%, or $144,245, to $1,055,103 for the three months ended June 30, 2025, compared to $1,199,348 for the three months ended June 30, 2024. The majority of the decrease is due to reductions in staffing levels at Forza and a reduction in stock-based compensation. Stock based compensation was $59,629 and $317,744 in the second quarter of 2025 and 2024, respectively.

Research and development expenses were $0 in the second quarter of 2025 compared to $344,784 in the second quarter of 2024. This decrease was due to the wind down of electric boat development.

Professional fees decreased by 58%, or $261,860, to $190,507 for the three months ended June 30, 2025, compared to $452,367 for the three months ended June 30, 2024. This decrease was due primarily to the reduction in legal and accounting costs as a result Forza X1 merging into Twin Vee and no longer being a standalone public company.

Depreciation and amortization expense decreased by 2%, or $9,407, to $425,551 for the three months ended June 30, 2025, as compared to $434,958 for the three months ended June 30, 2024. This decrease is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput, offset by reductions in the asset base related to the wind down of Forza in late 2024.

Other income decreased by $118,145 to $21,735 for the three months ended June 30, 2025, as compared to $139,880 for the three months ended June 30, 2024. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances.

Net Loss

Net loss for the three months ended June 30, 2025 was $1,654,071, as compared to $4,519,196 for the three months ended June 30, 2024, an improvement of $2,865,125 or 63%. The overall year-over-year improvement in the reported loss for the period was due to the improvement in gross margin resulting from improved cost management and efficiency in the factory and the reduction in costs related to electric boat development. Basic and dilutive loss per share of Common Stock for the three months ended June 30, 2025 was ($0.87), as compared to ($3.09) for the three months ended June 30, 2024, an improvement of 72%.

 Comparison of the Six Months Ended June 30, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Net sales	$8,367,909	$9,603,164	$(1,235,255)	(13%)
Cost of products sold	$7,176,742	$9,123,511	$(1,946,769)	(21%)
Gross profit	$1,191,167	$479,653	$711,514	148%
Operating expenses	$4,546,067	$7,681,934	$(3,135,867)	(41%)
Loss from operations	$(3,354,900)	$(7,202,281)	$3,847,381	(53%)
Other income	$90,589	$347,891	$(257,302)	(74%)
Net loss	$(3,264,311)	$(6,854,390)	$3,590,079	(52%)
Basic and dilutive income per share of common stock	$(1.93)	$(4.87)	$2.94	(60%)
Weighted average number of shares of common stock outstanding	1,690,484	952,000

Net Sales and Cost of Sales

Our net sales decreased by $1,235,255, or 13% to $8,367,909 for the six months ended June 30, 2025 from $9,603,164 for the six months ended June 30, 2024. This decrease was due primarily to the mix of boats sold and the unit pricing between periods. We sold 55 and 56 boats during the first six months of 2025 and 2024, respectively. The average unit price per boat was approximately $152,000 in the first six months of 2025 compared to $171,000 in the first six months of 2024. This decrease is due primarily to the sale of four 40’ boats in the first six months of 2024 compared to one in the first six months of 2025.

Gross Profit

Gross profits increased by $711,514, or 148%, to $1,191,167 for the six months ended June 30, 2025, from $479,653 for the six months ended June 30, 2024. Gross profit as a percentage of sales, for the six months ended June 30, 2025 and 2024, was 14.2% and 5.0% respectively. This 9.2% increase in gross margin was achieved through continuous efficiency improvements offset the impact of fixed cost deleveraging in the production facility as revenues declined 13% over the same period last year.

Total Operating Expenses

During the six months ended June 30, 2025, operating expenses were $4,546,067 compared to $7,681,934 in the same period in 2024, a decrease of $3,135,867 or 41%. The first six months of 2024 included an impairment charge of $1,674,000 related to the Forza impairment of property & equipment.

Selling, general, and administrative expenses decreased by approximately 17%, or $246,087, to $1,203,825 for the six months ended June 30, 2025, compared to $1,449,912 for the six months ended June 30, 2024. The largest drivers of the decrease were reductions in rent from the wind down of the Forza operations in the prior year, sales and marketing expenses, and D&O insurance.

Salaries and wage related expenses decreased 19%, or $473,551, to $2,022,065 for the six months ended June 30, 2025, compared to $2,495,616 for the six months ended June 30, 2024. The majority of the decrease is due to reductions in stock-based compensation and staffing levels at Forza, as well as the staffing of AquaSport. Included in salaries and wage related expenses for the six months ended June 30, 2025 and 2024 was stock-based compensation expense of $115,599 and $744,027, respectively.

Research and development expenses were $0 and $494,475 for the six months ended June 30, 2025 and 2025, respectively. This decrease was due to the wind down of the electric boat development in 2024.

Professional fees decreased by 52% or $371,174, to $336,518 for the six months ended June 30, 2025, compared to $707,692 for the six months ended June 30, 2024. This decrease was due primarily to the reduction in legal and accounting costs as a result Forza X1 merging into Twin Vee and no longer being a standalone public company.

Depreciation and amortization expense increased by 1%, or $6,984, to $867,223 for the six months ended June 30, 2025, as compared to $860,239 for the six months ended June 30, 2024. This decrease is due to the addition of fixed assets, primarily molds, to increase our production levels and throughput offset by reductions in the asset base related to the wind down of Forza in late 2024.

Other income decreased by $257,302 to $90,589 for the six months ended June 30, 2025, as compared to $347,891 for the six months ended June 30, 2024. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances.

Net Loss

Net loss for the six months ended June 30, 2025 was $3,264,311, as compared to $6,854,390 for the six months ended June 30, 2024, an improvement of $3,590,079 or 52%. The overall year-over-year improvement in the reported loss for the period was due to the improvement in gross margin resulting from improved cost management and efficiency in the factory and the reduction in costs related to electric boat development. Basic and dilutive loss per share of Common Stock for the six months ended June 30, 2025 was ($1.93), as compared to ($4.87) for the six months ended June 30, 2024, an improvement of 60%.

Liquidity and Capital Resources

We have classified $4,334,523 of building and land in Marion, North Carolina as an asset held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet as of June 30, 2025. In 2024, we completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The building is now being marketed for sale. While the timing of the sale is uncertain, we are cautiously optimistic of the sale to be completed within one year and it is expected to generate substantial cash to fund future operations.

A primary source of funds for the year ended December 31, 2024 and through June 30, 2025 was net cash received from our 2025 follow-on offering, our 2023 follow-on offering, as well as Forza’s initial public offering and follow-on offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of our monohull line and Twin Vee models.

Going Concern

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the six months ended June 30, 2025, we incurred a loss from operations of $3,354,900 and a net loss of $3,264,311. As of June 30, 2025 and December 31, 2024 we had accumulated deficits of $28,657,266 and $25,392,955, respectively. To mitigate these conditions::

o	We have demonstrated strong recent recovery trends, with revenues increasing compared to the previous quarter, however not to a level that yet supports a positive cash flow.

o	Adjusted net loss has been reduced to approximately $313,000 per month, or about $941,000 in the second quarter of 2025.

o	As of June 30, 2025, we maintain a cash, cash equivalents and restricted cash balance exceeding $6 million.

o	We own a building with no mortgage, which is actively listed for sale and, if sold, is expected to generate more than $4 million of additional cash within the next twelve months.

o	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. Although we have classified $4,334,523 of building and land in Marion, North Carolina as an asset held for sale, the proceeds of which will help our liquidity, there can be no assurance that we will be able to sell the land and building in the next twelve months and if we do engage in such a sale, that the proceeds will be as expected. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Sources of Funds

A primary source of funds for the year ended December 31, 2024 and through June 30, 2025 was net cash received from the May Offering, our 2023 follow-on offering, as well as Forza’s initial public offering and follow-on offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of AquaSport and Twin Vee models. With reduced demand, we have been reducing inventory levels.

Selected Balance Sheet Information

The following table provides selected financial data about us as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024	Change	% Change
Cash and cash equivalents	$5,961,668	$7,491,123	$(1,529,455)	(20.4%)
Restricted cash	$215,117	$215,117	$0	0.0%
Current assets	$13,392,948	$10,419,141	$2,973,807	28.5%
Current liabilities	$3,203,858	$3,747,990	$(544,132)	(14.5%)
Working capital	$10,189,090	$6,671,151	$3,517,939	52.7%

As of June 30, 2025, we had $6,176,785 of cash, cash equivalents, and restricted cash, total current assets of $13,392,948 and total assets of $22,357,946. Our total liabilities were $3,734,710. Our total liabilities were comprised of current liabilities of $3,203,858, which included accounts payable and accrued liabilities of $2,951,760, lease liabilities of $239,598 and contract liability of $12,500. Long term liabilities were $530,852. As of December 31, 2024, we had $7,706,240 of cash, cash equivalents, and restricted cash, total current assets of $10,419,141 and total assets of $25,887,905. Our total current liabilities were $3,747,990 and total liabilities were $6,671,055 which included long-term finance leases liabilities of $2,423,165.

The accumulated deficit was $28,657,266 as of June 30, 2025 compared to accumulated deficit of $25,392,955 as of December 31, 2024.

Our working capital increased by $3,517,939 to $10,189,090 as of June 30, 2025, compared to $6,671,151 on December 31, 2024 primarily due to the May 2025 Offering of 750,000 shares in the second quarter of 2025, netting approximately $2,555,100 after discounts and fees and the reclassification of assets held for sale to current assets, partially offset by continued operating losses incurred in the period, the cash requirement of the facilities capacity expansion and efficiency project in Ft. Pierce, Florida, and investments in Wizz Banger.

In addition to cash and cash equivalents, we anticipate that we will be able to rely, in part, on cash flows from operations and the sale of the manufacturing facility in Marion, North Carolina, to meet our liquidity and capital expenditure needs in the next year.

Cash Flow

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
Cash used in operating activities	$(2,481,889)	$(2,232,013)	$(249,876)	(11%)
Cash used in investing activities	$(1,497,435)	$(247,855)	$(1,249,580)	(504%)
Cash provided by (used in) financing activities	$2,449,992	$(137,029)	$2,587,021	1,888%

Cash Flow from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $2,481,889, compared to $2,232,013 during the six months ended June 30, 2024. The use of cash in operating activities for the six months ended June 30, 2025 was due primarily to a $3,264,311operating loss adjusted for non-cash depreciation and amortization of $867,223 and stock-based compensation of $115,597.

Cash Flow from Investing Activities

During the six months ended June 30, 2025, cash used in investing activities was $1,497,435, due to investments in property, plant and equipment, including investments in Wizz Banger and Bahama Boat Works. This compares to use of cash in investing activities of $247,855 in the six months ended June 30, 2024 resulting from the sale of marketable securities and the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $2,449,992 due primarily to the May 2025 Offering of 750,000 common shares for net proceeds of $2,555,100. For the six months ended June 30, 2024, net cash used in financing activities was approximately $137,029, respectively from finance lease obligations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time financial analyst and a controller. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2025, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended June 30, 2025 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed below and in in our Annual Report on Form 10-K for the year ended December 31, 2024, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee Powercats Co. and Twin Vee Powercats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in its early stages, the Company is unable to estimate or project the ultimate outcome of this matter.

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

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the six months ended June 30, 2025, we incurred a loss from operations of $3,354,900 and a net loss of $3,264,311. As of June 30, 2025 and December 31, 2024 we had accumulated deficits of $28,657,266 and $25,392,955, respectively. Our unaudited financial statement for the three and six months ended June 30, 2025 and our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued.

 Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. Although we have classified $4,334,523 of building and land in Marion, North Carolina as an asset held for sale, the proceeds of which could help our liquidity, there can be no assurance that we will be able to sell the land and building in the next twelve months or, if we do engage in such a sale, that the proceeds will be as expected. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

We depend on our network of independent dealers for our boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended June 30, 2025, three individual dealers each represented over 10% of our total sales and together represented 70% of sales. For the three months ended June 30, 2024, three individual dealers each represented over 10% of our sales, and combined represented 49% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the three months ended June 30, 2025, three individual dealers represented over 10% of our total sales and combined represented 70% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the six months ended June 30, 2025, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

As of June 30, 2025, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time financial analyst and a controller. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in its early stages, we are unable to estimate or project the ultimate outcome of this matter.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. As disclosed in the notes accompanying the financial statements included in this Quarterly Report, on April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) requested that we take possession of and repurchase certain inventory consisting of six boats in accordance with the Repurchase Agreement between us and Northpoint. To date, we have not been obligated to repurchase any other boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

Our Chief Executive Officer owns 10.4% of our outstanding common stock. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

We did not sell any equity securities during the six months ended June 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three and six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 8, 2025, by and between Twin Vee PowerCats Co. and ThinkEquity LLC, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on May 12, 2025)
2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2022)
2.3	Agreement and Plan of Merger, dated August 12, 2024, by and among Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024 (File No. 001-40623))
3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.2	Bylaws (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2021 (File No. 333-255134))
3.3	Certificate of Amendment to Certificate of Incorporation of Twin Vee PowerCats Co. filed with the Delaware Secretary of State on April 4, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2025 (File No. 001-40623))
4.1	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on May 12, 2025)
10.1^	Asset Purchase Agreement, dated June 5, 2025, by and between Bahama Boat Works, LLC and Twin Vee PowerCats Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 10, 2025)
10.2	Wizz Banger 2025 Subsidiary Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
10.3	Subsidiary Plan Stock Restriction Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
10.4	Subsidiary Plan Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

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

TWIN VEE POWERCATS CO.

Date: August 7, 2025	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Michael P. Dickerson
Michael P. Dickerson
Chief Financial Officer
(Principal Financial and Accounting Officer)