Form 10-Q
period 2025-09-30
Twin Vee PowerCats, Co.
filed 2025-11-06
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025 there were 2,237,299 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024

Assets
Current Assets
Cash and cash equivalents	$2,704,571	$7,491,123
Restricted cash	215,117	215,117
Accounts receivable	312,993	—
Inventories, net	2,462,141	2,516,760
Prepaid expenses and other current assets	251,242	196,141
Deferred offering costs	151,088	—
Assets held for sale, net	3,956,623	—
Total current assets	10,053,775	10,419,141

Property and equipment, net	8,716,923	15,037,798
Operating lease right of use asset, net	97,819	390,686
Security deposit	26,193	40,280
Total Assets	$18,894,710	$25,887,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,410,071	$2,215,078
Accrued liabilities	599,044	794,253
Contract liabilities	297,887	80,000
Finance lease liabilities	20,497	221,929
Operating lease liabilities	109,329	436,730
Total current liabilities	2,436,828	3,747,990

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	26,362	2,423,165
Total Liabilities	2,963,090	6,671,055

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 2,237,299 and 1,487,445 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,237	1,487
Additional paid-in capital	47,342,162	44,608,318
Accumulated deficit	(31,412,779)	(25,392,955)
Total stockholders’ equity	15,931,620	19,216,850

Total Liabilities and Stockholders’ Equity	$18,894,710	$25,887,905

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$3,428,977	$2,901,318	$11,796,886	$12,504,482
Cost of products sold (excluding depreciation & amortization)	3,474,206	3,046,975	10,650,948	12,170,486
Gross (loss) profit	(45,229)	(145,657)	1,145,938	333,996

Operating expenses:
Selling, general and administrative	650,728	764,757	1,854,553	2,214,670
Salaries and wages	1,016,894	1,145,568	3,038,959	3,641,185
Professional fees	206,798	403,387	543,316	1,111,079
Impairment of property & equipment	360,151	—	360,151	1,674,000
Loss on lease termination	4,478	—	57,903	—
Loss on sale of property & equipment	72,592	172,684	135,603	172,684
Gain on sale of R&D assets	—	(50,097)	—	(50,097)
Depreciation and amortization	419,825	440,458	1,287,048	1,300,697
Research and development	—	89,403	—	583,878
Total operating expenses	2,731,466	2,966,160	7,277,533	10,648,096

Loss from operations	(2,776,695)	(3,111,817)	(6,131,595)	(10,314,100)

Other income (expense):
Dividend income	—	50,898	—	447,571
Other income	893	480	51,926	33,442
Interest expense	(12,581)	(57,034)	(68,340)	(178,922)
Interest income	32,870	99,418	128,185	107,297
Unrealized gain on marketable securities	—	8,148	—	5,204
Realized gain on marketable securities	—	—	—	35,210
Total other income	21,182	101,910	111,771	449,802

Loss before income tax	(2,755,513)	(3,009,907)	(6,019,824)	(9,864,298)
Income tax provision	—	—	—	—
Net loss	(2,755,513)	(3,009,907)	(6,019,824)	(9,864,298)
Less: Net loss attributable to noncontrolling interests	—	(497,742)	—	(2,720,204)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(2,755,513)	$(2,512,165)	$(6,019,824)	$(7,144,094)

Basic and diluted loss per share of common stock	$(1.23)	$(2.64)	$(3.21)	$(7.50)
Weighted average number of shares of common stock outstanding	2,237,299	952,000	1,877,506	952,000

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2024	952,000	$952	$37,857,225	$(14,346,984)	$8,538,422	$32,049,615

Stock-based compensation	—	—	426,283	—	—	426,283
Net loss	—	—	—	(1,686,227)	(648,967)	(2,335,194)
Balance, March 31, 2024	952,000	952	$38,283,508	(16,033,211)	7,889,455	30,140,704
Stock-based compensation	—	—	317,744	—	—	317,744
Net loss	—	—	—	(2,945,701)	(1,573,495)	(4,519,196)
Balance, June 30, 2024	952,000	952	38,601,252	(18,978,912)	6,315,960	25,939,252
Stock-based compensation	—	—	278,867	—	—	278,867
Net loss	—	—	—	(2,512,165)	(497,742)	(3,009,907)
Balance, September 30, 2024	952,000	$952	$38,880,119	$(21,491,078)	$5,818,218	$23,208,211

Balance, January 1, 2025	1,487,445	$1,487	$44,608,318	$(25,392,955)	$—	$19,216,850
Stock-based compensation	—	—	55,968	—	—	55,968
Net loss	—	—	—	(1,610,240)		(1,610,240)
Balance, March 31, 2025	1,487,445	1,487	44,664,286	(27,003,195)	—	17,662,578
Stock-based compensation	—	—	59,628	—	—	59,628
Issuance of common stock	750,000	750	2,554,351			2,555,101
Fractional shares	(146)	—	—	—	—	—
Net loss	—	—	—	(1,654,071)	—	(1,654,071)
Balance, June 30, 2025	2,237,299	2,237	47,278,265	(28,657,266)	—	$18,623,235
Stock-based compensation	—	—	63,897	—	—	63,897
Net loss	—	—	—	(2,755,513)		(2,755,513)
Balance, September 30, 2025	2,237,299	$2,237	$47,342,162	$(31,412,779)	$—	$15,931,620

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(6,019,824)	$(9,864,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	179,493	1,022,894
Depreciation and amortization	1,287,048	1,300,697
Impairment of property & equipment	360,151	1,674,000
Loss on lease termination	57,903	—
Loss on sale of property & equipment	135,603	172,564
Gain on sale of R&D assets	—	(50,097)
Amortization of right-of-use asset	292,867	359,246
Net change in fair value of marketable securities	—	(5,204)
Change in inventory reserve	67,859	(293,059)
Changes in operating assets and liabilities:
Accounts receivable	(312,993)	(49,384)
Inventories	(13,240)	1,884,449
Prepaid expenses and other current assets	(55,100)	(84,855)
Accounts payable	(805,007)	(441,124)
Accrued liabilities	(195,209)	120,470
Operating lease liabilities	(327,402)	(379,166)
Contract liabilities	217,887	(6,020)
Net cash used in operating activities	(5,129,964)	(4,638,887)

Cash Flows From Investing Activities
Security deposit	14,087	2,707
Realized gain on sale of marketable securities, available for sale	—	(35,210)
Net sales of investment in marketable securities	—	4,503,356
Proceeds from sale of property & equipment	52,478	6,000
Purchase of property and equipment	(2,016,927)	(5,044,742)
Net cash used in investing activities	(1,950,362)	(567,889)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $444,899	2,555,101	—
Deferred offering costs	(151,088)	—
Finance lease payments	(110,239)	(190,565)
Net cash provided by (used in) financing activities	2,293,774	(190,565)

Net change in cash, cash equivalents and restricted cash	(4,786,552)	(5,397,341)
Cash, cash equivalents and restricted cash at beginning of the period	7,706,240	16,755,233
Cash, cash equivalents and restricted cash at end of the period	$2,919,688	$11,357,892

Supplemental Cash Flow Information
Cash paid for interest	$257,778	$327,879

Non-Cash Investing and Financing Activities
Increase in the right-of-use asset and lease liability	$—	$31,572

Reconciliation to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$2,704,571	$11,144,929
Restricted cash	215,117	212,963
Total cash, cash equivalents and restricted cash	$2,919,688	$11,357,892

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

September 30, 2025

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

On June 5, 2025, Twin Vee PowerCats Co. (the “Company” or “Twin Vee”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which the Company acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works relating to the Bahama boat brand (the “Bahama Boat Brand”). Total consideration includes a $100,000 upfront payment and contingent consideration of up to $2,900,000 based on the future sales of Bahama’s existing 35’, 37’ 41’ and 41GT boat models. As of the acquisition date, only the $100,000 payment was recognized and allocated to inventory. Contingent consideration will be recognized as an increase to the cost basis of the acquired boat molds (property, plant & equipment) when it becomes both probable and reasonably estimable, in accordance with ASC 450. No liabilities were assumed, and no goodwill was recorded. The Asset Purchase Agreement may be terminated by mutual written consent of the parties or by the Company, in its sole discretion, if the Company decides to discontinue further development, production, or commercialization of the Bahama Boat Brand product line before the balance of the contingent consideration due to Bahama Boat Works is paid. Upon any such termination, the parties may either seek to sell the Bahama Boat Brand and associated assets pursuant to the mechanism set forth in the Asset Purchase Agreement described below or, the Company, in its sole discretion, may elect to return the Assets to Bahama Boat Works.

Going Concern

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our revenues will not increase sufficiently nor our expenses to decline sufficiently to achieve cash-flow breakeven in the short-term. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of September 30, 2025, Forza X1 and Wizz Banger, Inc., collectively referred to as the “Company”. Prior to November 26, 2024, the Company’s net loss excludes losses attributable to noncontrolling interests. The Company reported noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, or stockholders’ equity.

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

Customer deposits include payments received for the future sale of a boat to a customer. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. Additionally, Wizz Banger, Inc. includes payments received for access to its used boat listing service and is recognized in revenue over the contract period, typically three months. At September 30, 2025 and December 31, 2024, the Company had customer deposits of $297,887 and $80,000, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2025 and December 31, 2024, the Company had $1,961,021 and $6,740,623, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with original maturities of six months or less at the time of purchase. On September 30, 2025 and December 31, 2024, the Company had cash, cash equivalents and restricted cash of $2,919,688 and $7,706,240, respectively. Included within restricted cash on the Company’s condensed consolidated balance sheets was cash deposited as collateral for irrevocable letters of credit of $215,117 at September 30, 2025 and December 31, 2024.

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

Accounts Receivable

The Company’s Accounts Receivable is derived from third party financing arrangements that its dealers utilize to finance the purchase of its boats. This “floorplan financing” is collateralized by the finished boat, and cash payment is received within 3-5 days of the finance Company’s approval of the dealer’s purchase. At the end of a reporting period, some payment(s) may not yet have been received from the financing company, which creates a temporary account receivable that will be satisfied in just a few days. As such, the Company’s Accounts Receivable at any point in time are 100% collectable, and no valuation adjustment is necessary. Therefore, there is no allowance for credit losses on the Company’s condensed consolidated balance sheets. Accounts receivable were $312,993 and $0 at September 30, 2025 and December 31, 2024, respectively. All receivables at September 30, 2025, were subsequently collected during the first week of October 2025.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method on a “first-in, first -out” basis. Net realizable value is defined as sales price, less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at September 30, 2025 and December 31, 2024 were $201,891 and $134,032, respectively.

Deferred Offering Costs

Deferred offering costs consist of specific incremental legal, accounting, and other professional fees that are directly attributable to the proposed initial public offering (“IPO”) of Wizz Banger, Inc. These costs are capitalized until the completion of the offering, at which time they will be offset against the gross proceeds of the IPO. If the offering is aborted or significantly delayed, the deferred costs will be expensed as incurred.

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

Software Development Costs

ASC Topic 985-20, Software – Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are subject to capitalization until the product is available for general release to customers. Costs incurred by the Company subsequent to achievement of technological feasibility are generally not significant, as the time elapsed from working model to release is typically short. The Company included capitalized software in property and equipment.

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

Assets Held for Sale

At September 30, 2025, the Company classified $3,956,623 of building and land in Marion, North Carolina as assets held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet. In 2024, the Company completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. The property is now under contract and expected to close on October 31, 2025. The Company recorded an impairment of the building of $360,151 and $1,674,000 in the third quarter of 2025 and the second quarter of 2024, respectively, to reduce the carrying cost of the building to its estimated net realizable value. There are no liabilities associated with this asset.

Advertising

Advertising and marketing costs are expensed as incurred, and are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, advertising costs incurred by the Company totaled $17,299 and $24,196, respectively. During the nine months ended September 30, 2025 and 2024, advertising costs incurred by the Company totaled $41,238 and $151,776, respectively.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the three months ended September 30, 2025 and 2024, research and development costs amounted to $0 and $89,403, respectively. For the nine months ended September 30, 2025 and 2024, research and development costs amounted to $0 and $583,878, respectively.

Shipping and Handling Costs

Shipping and handling costs include those costs incurred to transport products to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including costs billed to customers, in cost of sales in the statements of operations. All manufactured boats are free on board (FOB) from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contracts with a transporter. For the three months ended September 30, 2025 and 2024, shipping and handling costs amounted to $38,786 and $57,149, respectively. For the nine months ended September 30, 2025 and 2024, shipping and handling costs amounted to $146,469 and $261,927, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the nine months ended September 30, 2025, the Company purchased all engines and certain composite materials for its boats under supplier agreements with four vendors. Total purchases from these vendors were $3,392,508. During the nine months ended September 30, 2024, the Company purchased all engines and certain composite materials for its boats under supplier agreements with five vendors. Total purchases from these vendors were $4,414,169.

Stock-Based Compensation

The Company recognizes stock-based compensation costs for its restricted stock measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Compensation cost is recognized over the service period for the fair value of awards that vest.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

2. Inventories

At September 30, 2025 and December 31, 2024, inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Raw Materials	$2,458,982	$2,573,553
Work in Process	124,882	—
Finished Product	80,168	77,239
Total Inventory	$2,664,032	$2,650,792
Reserve for Excess and Obsolete	(201,891)	(134,032)
Net inventory	$2,462,141	$2,516,760

3. Property and Equipment

At September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Machinery and equipment	$2,649,852	$2,610,977
Furniture and fixtures	36,816	36,816
Land	—	1,119,758
Leasehold improvements	3,218,410	1,228,860
Software and website development	1,087,734	300,935
Computer hardware and software	120,328	120,245
Boat molds	5,347,338	7,270,411
Vehicles	94,534	143,360
Electric prototypes and tooling	—	142,526
Assets under construction	653,584	6,130,786
	13,208,595	19,104,674
Less accumulated depreciation and amortization	(4,491,672)	(4,066,876)
	$8,716,923	$15,037,798

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2025 and 2024 were $419,825 and $440,458, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2025 and 2024 were $1,287,048 and $1,300,697, respectively. At September 30, 2025, the Company has assets held for sale of $3,956,623. On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. The Company recorded the elimination of ROU financial asset and lease liabilities from its balance sheet, recording a loss on disposition of $57,903. In addition, the Company disposed of the related property and equipment with a net book value of $2,545,899.

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

At September 30, 2025 and December 31, 2024, supplemental balance sheet information related to the lease was as follows:

	September 30,	December 31,
	2025	2024
Operating lease ROU asset	$97,819	$390,686

	September 30,	December 31,
	2025	2024
Operating lease liabilities:
Current portion	$109,328	$436,730
Non-current portion	—	—
Total	$109,328	$436,730

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Operating lease cost	$97,721	$120,071

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Operating lease cost	$292,867	$359,246

At September 30, 2025, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$109,396

Total lease payments	109,396
Less imputed interest	(68)
Total	$109,328

September 30,
2025
Weighted average discount rate	0.36%
Weighted average remaining lease term (years)	0.25

5. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 5% to 7.5%. No new leases were entered into during the three or nine months ended September 30, 2025.

Finance leases recorded in property and equipment, net on the condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2025	2024
Cost	$76,972	$125,798
Accumulated Depreciation	(29,822)	(37,384)
Net Book Value	$47,150	$88,414

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

On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. During the second quarter, the Company recorded the elimination of the assets and liabilities from its condensed consolidated balance sheet, recording a loss on termination of $57,903.

Finance leases on the AquaSport lease recorded in property and equipment, net on the condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2025	2024
Land	$—	$1,000,000
Building	—	100,000
Molds	—	2,000,000
	—	3,100,000
Accumulated depreciation	—	(438,138)
Total	$—	$2,661,862

At September 30, 2025 and December 31, 2024, supplemental balance sheet information related to finance leases were as follows:

	September 30,	December 31,
	2025	2024
Finance lease liabilities:
Current portion	$20,497	$221,929
Non-current portion	26,362	2,423,165
Total	$46,859	$2,645,094

At September 30, 2025, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2025 (except for the nine months ended September 30, 2025)	$5,934
2026	21,519
2027	18,417
2028	4,657
Thereafter	—
Total lease payment	50,527
Less imputed interest	(3,668)
Total	$46,859

September 30,
2025
Weighted average discount rate	5.4%
Weighted average remaining lease term (years)	2.7

6. Accrued Liabilities

At September 30, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued wages and benefits	$148,892	$206,041
Accrued interest	88,086	96,793
Accrued operating expense	139,017	277,873
Warranty Reserve	223,049	213,546

Total	$599,044	$794,253

7. Short-term Debt

On September 30, 2025 and December 31, 2024, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On September 30, 2025 and December 31, 2024 the interest rate on the line of credit was approximately 12.7% and 11.1%.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On September 30, 2025 and December 31, 2024, the interest rate was 12.6% and 11.8%, respectively.

On September 30, 2025 and December 31, 2024, the outstanding motor balance with Wells Fargo was $77,968 and $130,690, respectively. On September 30, 2025 and December 31, 2024, the outstanding motor balance with Yamaha Motor Finance was $153,745 and $255,649, respectively. The outstanding balances are included in account payable on the condensed consolidated balance sheets.

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,

2025 (except for the nine months ended September 30, 2025)	—
2026	—
2027	6,611
2028	10,923
2029 and thereafter	482,366
Total	$499,900

9. Related Party Transactions

As discussed in Note 4, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

During the nine months ended September 30, 2024, the Company received a variable monthly fee averaging $42,169 to provide management services and facility utilization to Forza. This income for the Company and expense for Forza, was eliminated in the condensed consolidated financial statements. Since the merger of Forza X1 and Twin Vee on November 26, 2024, the Company no longer receives a management fee.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $12,447,144 or 72 units, and $10,265,229 or 60 units, as of September 30, 2025 and December 31, 2024, respectively.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint requested Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company was able to negotiate a condition reduction on these repossessed boats which resulted in an obligation of $460,220 to Northpoint Commercial Financial. During the second quarter, the Company was able to sell five of the six repossessed boats, resulting in a net loss of approximately $14,875 after transportation, refurbishment, and commissions for the second quarter. During the third quarter, the Company paid its obligation to Northpoint for its one remaining repurchase obligation of $58,984 and is currently marketing this boat for sale. The Company expects to fully recover the amount of the repurchase obligation.

Litigation

The Company is currently involved in various civil litigation in the normal course of business, including a class action suit none of which are considered material.

Irrevocable line of credit

As of September 30, 2025 the Company had $215,117 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account. As of December 31, 2024, the Company had $215,117 of restricted cash.

11. Stockholders’ Equity

Twin Vee

Common Stock Warrants

As of September 30, 2025 and December 31, 2024, the Company had outstanding warrants to purchase an aggregate of 56,237 shares of common stock:

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

There was no warrant activity during the three or nine months ended September 30, 2025.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. As of September 30, 2025, there were 100,434 shares remaining available for grant under this Plan.

Accounting for Stock -Based Compensation

Stock Compensation Expense

For the three months ended September 30, 2025 and 2024, the Company recorded $63,897 and $278,867, respectively, of stock-based compensation expense. For the nine months ended September 30, 2025 and 2024, the Company recorded $179,493 and $1,022,894, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2025 and 2024:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2025	2024
Expected term	5.7 years	6.0 years
Expected average volatility	48.4%	86.7%
Expected dividend yield	—	—
Risk-free interest rate	4.1%	4.2%

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2025	213,904	$29.30	5.04	1,708,693
Granted	72,000	2.71	—	98,371
Exercised	—	—	—
Expired	(4,358)	(27.75)	—	(52,669)
Forfeited/canceled	(10,917)	(3.16)	—	(18,356)
Outstanding, September 30, 2025	270,629	$23.30	7.94	1,736,039

Exercisable options, September 30, 2025	165,418	$35.17	7.15	1,519,367

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2024	127,093	$39.85	8.04	2,213,178
Granted	74,199	6.31	—	233,957
Exercised	—	—	—	—
Expired	(33,888)	(38.73)	—	(578,873)
Forfeited/canceled	(12,284)	(12.80)	—	(157,292)
Outstanding, September 30, 2024	155,120	$24,85	8.25	1,710,970

Exercisable options, September 30, 2024	77,339	$41.61	7.24	$1,396,557

At September 30, 2025, 105,211 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 4,092 RSUs exercisable on September 30, 2025.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	7,567	$15.98	1.58	$20,734
Granted	8,900	4.40	—	24,386
Exercised	—	—	—	—
Forfeited/canceled	(3,415)	6.86	—	(9,357)
Outstanding, September 30, 2025	13,032	$10.04	1.89	$35,763

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2024	6,725	$22.50	2.07	$40,350
Granted	8,730	8.38	—	52,380
Exercised	—	—	—	—
Forfeited/canceled	(6,611)	(13.19)		(39,666)
Outstanding, September 30, 2024	8,844	$15.52	1.82	$53,064

Wizz Banger, Inc. Stock Options

On June 12, 2025, the Company’s wholly owned subsidiary, Wizz Banger, Inc., granted stock options to certain members of its executive team under a newly adopted equity incentive plan. The grant consisted of 2,800,000 options to acquire common shares of the subsidiary at an exercise price of $0.12 per share, which equaled the estimated fair market value of the subsidiary’s common stock on the grant date, as determined by a third-party valuation.

The options are subject to 12-month cliff vesting, whereby no portion of the award vests unless the executive remains employed by the subsidiary for the full 12-month period following the grant date. Upon completion of the service period, 100% of the options will vest.

No compensation expense has been recognized for the award as of September 30, 2025, consistent with ASC 718, as the vesting condition is based solely on continued service and has not yet been satisfied. The total grant-date fair value of the award was estimated to be approximately $188,761, calculated using the Black-Scholes option pricing model with the following assumptions:

●	Expected Term: 6 years

●	Expected Volatility: 55% (based on comparable SaaS companies)

●	Risk-Free Interest Rate: 4.2%

●	Dividend Yield: 0%

●	Fair Value per Option: $0.0674

Should the vesting condition be met, the Company will recognize compensation expense on the condensed consolidated statement of operations in the period the service condition is satisfied, or earlier if deemed probable.

12. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended September 30, 2025, four individual dealers each represented over 10% of the Company’s total sales and together represented 83% of total sales. During the three months ended September 30, 2024, four individual dealers represented over 10% of the Company’s total sales and together represented 67% of total sales.

During the nine months ended September 30, 2025, four individual dealers each represented over 10% of the Company’s total sales and together represented 74% of total sales. During the nine months ended September 30, 2024, three individual dealers represented over 10% of the Company’s total sales and together represented 38% of total sales.

13. Income Tax

Income tax expense or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each period, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, it records a cumulative adjustment. Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes for the three and nine months ended September 30, 2025 and 2024. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against the deferred tax assets. As of September 30, 2025 and December 31, 2024, the Company continued to have a full valuation allowance against its U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of its deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

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

While the Company manages Wizz Banger, Inc. as a distinct operating segment, it does not currently meet the quantitative thresholds for separate disclosure under ASC 280-10-50-12. Specifically, for the nine months ended September 30, 2025, Wizz Banger, Inc. generated limited revenue and represented less than 10% of the Company’s consolidated assets, revenues, and net loss. As a result, the financial results of Wizz Banger, Inc. are aggregated and presented within the consolidated results of Twin Vee PowerCats for segment reporting purposes.

The Company will continue to monitor the significance of Wizz Banger, Inc. and will present it as a separately reportable segment in future filings if it meets the quantitative criteria or if management concludes that separate presentation is necessary for a better understanding of the business.

15. Subsequent Events

On September 26, 2025, the Company entered into a purchase and sale agreement with Highland Myco Holdings, LLC for the sale of the Company’s property located at 100 College Drive, Marion, North Carolina, which was completed on October 31, 2025. The Company received $500,000 as a closing payment, with an additional $3,750,000 payable in installments of $500,000 plus accrued interest at a rate of 5% on October 31, 2026, $500,000 plus accrued interest on April 30, 2027, and a balloon payment of $2,750,000 plus accrued interest on October 31, 2027.

The Company has evaluated all events or transactions that occurred after September 30, 2025 through November 6, 2025, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no additional material subsequent events.

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

OVERVIEW

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a recently completed 30,000 square foot expansion which began in mid-2024. We currently employ approximately 70 people.

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

Revenue from the sale of our boats accounted for nearly 100% of our net revenue in the third quarter of 2025 and for the fiscal year 2024. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 12 Twin Vee models in or nearing production ranging in size from 24-foot to 40-foot, and 9 monohull (Bahama) models in or nearing production ranging in size from 22-foot to 41-foot. Revenues are also derived from the sale of short-term contracts to provide used boat listing services through Wizz Banger, Inc., which is recognized into revenues over the life of the contract.

During the quarter ended September 30, 2025, four individual dealers each represented over 10% of our total sales and together represented 83% of total sales. During the quarter ended September 30, 2024, four individual dealers each represented over 10% of our total sales and together represented 67% of total sales.

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued. See “Liquidity and Capital Resources” below.

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

Bahama Boat Works Acquisition

On June 5, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which we acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works relating to the Bahama boat brand (the “Bahama Boat Brand”). In accordance with the Asset Purchase Agreement, in consideration of the transferred Assets we paid Bahama Boat Works $100,000 and agreed to pay up to $2,900,000 in additional contingent consideration based upon a percentage of the revenues we receive from future sales to customers of new Bahama Boat Brand 31’, 35’, 37’, and 41’ boat models (the “Bahama Boat Revenues”). The Asset Purchase Agreement provides that Bahama Boat Works will receive 20% of the first $7,500,000 of Bahama Boat Revenues we receive and 10% of the Bahama Boat Revenues we receive in excess of $7,500,000 (but not exceeding $21,500,000) until such time as Bahama Boat Works has been paid an aggregate of $3,000,000 by us from such sales.

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

Underwritten Public Offering

On May 8, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC, as representative of the several underwriters named therein (the “Representative”), pursuant to which we agreed to sell to the Representative in a firm commitment underwritten public offering (the “May 2025 Offering”) an aggregate of 750,000 shares (the “Shares”) of our common stock at the public offering price of $4.00 per share, resulting in gross proceeds of $3.0 million, before deducting underwriting discounts, commissions and offering expenses. The Shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-266858) filed with the SEC under the Securities Act and declared effective by the Commission on August 24, 2022, a base prospectus, dated August 24, 2022, included in the Registration Statement at the time it originally became effective, and a prospectus supplement, dated May 8, 2025, filed with the Commission pursuant to Rule 424(b) under the Securities Act. Pursuant to the Underwriting Agreement, we also issued to designees of the Representative unregistered warrants to purchase up to 37,500 shares of our common stock, which equals 5% of the shares of common stock purchased in the May 2025 Offering. The May 2025 Offering closed on May 12, 2025. The net proceeds to us from the May 2025 Offering, after deducting the underwriting discount, the Representative’s fees and expenses and our estimated offering expenses, were $2,555,101.

Repurchase Request

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of our products. Northpoint requested that we take possession of and repurchase the inventory in accordance with the Repurchase Agreement that we previously entered into with Northpoint. During the second quarter, we sold five of the six repossessed boats, resulting in a net loss on the sale of approximately $14,875 after transportation, refurbishment, and commissions for the second quarter. During the third quarter, we paid our obligation to Northpoint for our one remaining repurchase obligation of $58,984 and are currently marketing this boat for sale. We expect to fully recover the amount of the repurchase obligation.

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

Appointment of Certain Officers

On September 17, 2025, our Board of Directors appointed Scott Searles to serve as Interim Chief Financial Officer, effective immediately, while we undertake a search to identify a permanent successor.

Sale of North Carolina Building

On September 26, 2025, we entered into a purchase and sale agreement with Highland Myco Holdings, LLC for the sale of our property located at 100 College Drive, Marion, North Carolina, which was completed on October 31, 2025. We received $500,000 as a closing payment, with an additional $3,750,000 payable in installments of $500,000 plus accrued interest at a rate of 5% on October 31, 2026, $500,000 plus accrued interest on April 30, 2027, and a balloon payment of $2,750,000 plus accrued interest on October 31, 2027.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Net sales	$3,428,977	$2,901,318	$527,659	18%
Cost of products sold (excluding depreciation & amortization)	$3,474,206	$3,046,975	$427,231	14%
Gross loss	$(45,229)	$(145,657)	$100,428	(69%)
Operating expenses	$2,731,466	$2,966,160	$(234,694)	(8%)
Loss from operations	$(2,776,695)	$(3,111,817)	$335,122	(11%)
Other income	$21,182	$101,910	$(80,728)	(79%)
Net loss	$(2,755,513)	$(3,009,907)	$254,394	(8%)
Basic and dilutive loss per share of common stock	$(1.23)	$(2.64)	$1.41	(53%)
Weighted average number of shares of common stock outstanding	2,237,299	952,000

Net Sales and Cost of Sales

Our net sales increased by $527,659, or 18%, to $3,428,977 for the three months ended September 30, 2025, from $2,901,318 for the three months ended September 30, 2024. This increase was due primarily to the success of our new dealer initiatives, which added 14 new dealer/locations during the first nine months of 2025. During the third quarter of 2025, we sold 23 boats at an average selling price of approximately $149,000 per unit, compared to 20 units in the third quarter of 2024 with an average selling price of approximately $145,000.

Gross Loss

Gross loss improved by $100,428, or 69%, to a loss of $45,229 for the three months ended September 30, 2025, from a loss of $145,657 for the three months ended September 30, 2024. Gross loss as a percentage of sales for the three months ended September 30, 2025 was -1.3% compared to -5.0% in the third quarter of 2024. This improvement in gross profit of 3.7 percentage points, is a result of our 18% increase in revenues and reflects our ongoing efforts to reduce our cost structure, such as bringing certain manufacturing operations in-house, and better utilization of our ERP system leveraged against higher volumes.

Operating Expenses

During the three months ended September 30, 2025 and 2024, total operating expenses were $2,731,466 and $2,966,160, respectively, a decrease of 8%. Included in the third quarter 2025 operating expenses were $360,151 related to the impairment of property and equipment at the prior Forza operating facility.

Selling, general, and administrative expenses decreased by approximately 15%, or $114,029, to $650,728 for the three months ended September 30, 2025, compared to $764,757 for the three months ended September 30, 2024. The decrease was primarily due to the cancelation of rents that were previously paid for the former Forza facility in North Carolina, lower public company filing fees related to the merger and closure of Forza, reductions in other compliance costs and general cost controls across other discretionary spending categories such as travel and hiring costs.

Salaries and wage related expenses decreased 11%, or $128,574, to $1,016,894 for the three months ended September 30, 2025, compared to $1,145,568 for the three months ended September 30, 2024. The majority of the decrease is due to reductions in staffing levels at Forza and a reduction in stock-based compensation. Stock based compensation was $63,897 and $278,867 in the third quarter of 2025 and 2024, respectively.

Research and development expenses were $0 in the third quarter of 2025 compared to $89,403 in the third quarter of 2024. This decrease was due to the wind down of electric boat development.

Professional fees decreased by 49%, or $196,589, to $206,798 for the three months ended September 30, 2025, compared to $403,387 for the three months ended September 30, 2024. This decrease was due primarily to the reduction in legal and accounting costs as a result Forza X1 being merged into Twin Vee and no longer being a standalone public company.

Depreciation and amortization expense decreased by 5%, or $20,633 to $419,825 for the three months ended September 30, 2025, as compared to $440,458 for the three months ended September 30, 2024. This decrease is due to reductions in the asset base related to dispositions and disposals of certain property and equipment, primarily related to the wind down of Forza in late 2024, partially offset by the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income decreased by $80,728 to $21,182 for the three months ended September 30, 2025, as compared to $101,910 for the three months ended September 30, 2024. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances.

Net Loss

Net loss for the three months ended September 30, 2025 was $2,755,513, as compared to $3,009,907 for the three months ended September 30, 2024, an improvement of $254,394 or 8%. The overall year-over-year improvement in the reported loss for the period was due to the improvement in gross margin resulting from improved cost management and efficiency in the factory and the reduction in costs related to electric boat development. Basic and dilutive loss per share of Common Stock for the three months ended September 30, 2025 was ($1.23), as compared to ($2.64) for the three months ended September 30, 2024, an improvement of 53%.

 Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Net sales	$11,796,886	$12,504,482	$(707,596)	(6%)
Cost of products sold (excluding depreciation & amortization)	$10,650,948	$12,170,486	$(1,519,538)	(12%)
Gross profit	$1,145,938	$333,996	$811,942	243%
Operating expenses	$7,277,533	$10,648,096	$(3,370,563)	(32%)
Loss from operations	$(6,131,595)	$(10,314,100)	$4,182,505	(41%)
Other income	$111,771	$449,802	$(338,031)	(75%)
Net loss	$(6,019,824)	$(9,864,298)	$3,844,474	(39%)
Basic and dilutive loss per share of common stock	$(3.21)	$(7.50)	$4.30	(57%)
Weighted average number of shares of common stock outstanding	1,877,506	952,000

Net Sales and Cost of Sales

Our net sales decreased by $707,596, or 6% to $11,796,886 for the nine months ended September 30, 2025 from $12,504,482 for the nine months ended September 30, 2024. This decrease was due primarily to the mix of boats sold and the unit pricing between periods. We sold 78 and 76 boats during the first nine months of 2025 and 2024, respectively. The average unit price per boat was approximately $151,000 in the first nine months of 2025 compared to $166,000 in the first nine months of 2024. This decrease in the average price per boat was due primarily due to the introduction of the 22’ BayCat in April 2025, which sold 15 units at an average price of below $100,000.

Gross Profit

Gross profits increased by $811,942, or 243%, to $1,145,938 for the nine months ended September 30, 2025, from $333,996 for the nine months ended September 30, 2024. Gross profit as a percentage of sales, for the nine months ended September 30, 2025 and 2024, was 9.7% and 2.7% respectively. This 7.0% increase in gross margin was achieved through continuous efficiency improvements offset by the impact of fixed cost deleveraging in the production facility as revenues declined 6% over the same period last year.

Total Operating Expenses

During the nine months ended September 30, 2025, operating expenses were $7,277,533 compared to $10,648,096 in the same period in 2024, a decrease of $3,370,563 or 32%. The first nine months of 2025 and 2024 included an impairment charge of $360,151 and $1,674,000, respectively, related to the Forza impairment of property & equipment.

Selling, general, and administrative expenses decreased by approximately 16%, or $360,117, to $1,854,553 for the nine months ended September 30, 2025, compared to $2,214,670 for the nine months ended September 30, 2024. The largest drivers of the decrease were reductions in rent from the wind down of the Forza operations in the prior year, sales and marketing expenses, and D&O insurance, other compliance costs and reductions in discretionary spending categories such as travel and hiring costs.

Salaries and wage related expenses decreased 17%, or $602,226, to $3,038,959 for the nine months ended September 30, 2025, compared to $3,641,185 for the nine months ended September 30, 2024. The majority of the decrease is due to reductions in stock-based compensation and staffing levels at Forza, as well as the staffing of AquaSport. Included in salaries and wage related expenses for the nine months ended September 30, 2025 and 2024 was stock-based compensation expense of $179,493 and $1,022,894, respectively.

Research and development expenses were $0 and $583,878 for the nine months ended September 30, 2025 and 2024, respectively. This decrease was due to the wind down of the electric boat development in 2024.

Professional fees decreased by 51% or $567,763, to $543,316 for the nine months ended September 30, 2025, compared to $1,111,079 for the nine months ended September 30, 2024. This decrease was due primarily to the reduction in legal and accounting costs as a result Forza X1 being merged into Twin Vee and no longer being a standalone public company.

Depreciation and amortization expense decreased by 1%, or $13,649, to $1,287,048 for the nine months ended September 30, 2025, as compared to $1,300,697 for the nine months ended September 30, 2024. This decrease is due to reductions in the asset base related to dispositions and disposals of certain property and equipment, primarily related to the wind down of Forza in late 2024, partially offset by the addition of fixed assets, primarily molds, to increase our production levels and throughput.

Other income decreased by $338,031 to $111,771 for the nine months ended September 30, 2025, as compared to $449,802 for the nine months ended September 30, 2024. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances.

Net Loss

Net loss for the nine months ended September 30, 2025 was $6,016,824, as compared to $9,864,298 for the nine months ended September 30, 2024, an improvement of $3,844,474 or 39%. The overall year-over-year improvement in the reported loss for the period was due to the improvement in gross margin resulting from improved cost management and efficiency in the factory and the reduction in costs related to electric boat development. Basic and dilutive loss per share of Common Stock for the nine months ended September 30, 2025 was ($3.21), as compared to ($7.50) for the nine months ended September 30, 2024, an improvement of 57%.

Liquidity and Capital Resources

We have classified $3,956,623 of building and land in Marion, North Carolina as an asset held for sale under ASC 360 and included it as a separate line item on the condensed consolidated balance sheet as of September 30, 2025. In 2024, we completed the merger of Forza X1, Inc. and ceased the expenditures related to the development of electric boats. On September 26, 2025, we entered into a purchase and sale agreement with Highland Myco Holdings, LLC for the sale of our property located at 100 College Drive, Marion, North Carolina, which was completed on October 31, 2025. We received $500,000 as a closing payment, with an additional $3,750,000 payable in installments of $500,000 plus accrued interest at a rate of 5% on October 31, 2026, $500,000 plus accrued interest on April 30, 2027, and a balloon payment of $2,750,000 plus accrued interest on October 31, 2027.

Going Concern

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the nine months ended September 30, 2025, we incurred a loss from operations of $6,131,595 and a net loss of $6,019,824. As of September 30, 2025 and December 31, 2024 we had accumulated deficits of $31,412,779 and $25,392,955, respectively. To address these conditions:

●	We have demonstrated improving recent recovery trends, with revenues and gross margins increasing compared to the prior year, however not to a level that yet supports a positive cash flow.

●	As of September 30, 2025, we maintain a cash, cash equivalents and restricted cash balance exceeding $2.9 million.

●	Subsequent to the end of the third quarter, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026, and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Sources of Funds

A primary source of funds for the year ended December 31, 2024 and through September 30, 2025 was net cash received from our 2025 follow-on offering, our 2023 follow-on offering, as well as Forza’s initial public offering and follow-on offering and revenue generated from operations. Our primary use of cash was related to funding the expansion of our operations through capital improvements, as well as molds for the expansion of our monohull line and Twin Vee models.

Selected Balance Sheet Information

The following table provides selected financial data about us as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024	Change	% Change
Cash and cash equivalents	$2,704,571	$7,491,123	$(4,786,552)	(63.9%)
Restricted cash	$215,117	$215,117	$0	0.0%
Current assets	$10,053,775	$10,419,141	$(365,366)	(3.5%)
Current liabilities	$2,436,828	$3,747,990	$(1,311,162)	(35.0%)
Working capital	$7,616,947	$6,671,151	$945,796	14.2%

As of September 30, 2025, we had $2,919,688 of cash, cash equivalents, and restricted cash, total current assets of $10,053,775 and total assets of $18,894,710. Our total liabilities were $2,963,090. Our total liabilities were comprised of current liabilities of $2,436,828, which included accounts payable and accrued liabilities of $2,009,115, lease liabilities of $129,826 and contract liability of $297,887. Long term liabilities were $526,262. As of December 31, 2024, we had $7,706,240 of cash, cash equivalents, and restricted cash, total current assets of $10,419,141 and total assets of $25,887,905. Our total current liabilities were $3,747,990 and total liabilities were $6,671,055 which included long-term finance leases liabilities of $2,423,165.

The accumulated deficit was $31,412,779 as of September 30, 2025 compared to accumulated deficit of $25,392,955 as of December 31, 2024.

Our working capital increased by $945,796 to $7,616,947 as of September 30, 2025, compared to $6,671,151 on December 31, 2024 primarily due to the May 2025 Offering of 750,000 shares in the second quarter of 2025, netting approximately $2,555,100 after discounts and fees and the reclassification of assets held for sale to current assets, partially offset by continued operating losses incurred in the period, the cash requirement of the facilities capacity expansion and efficiency project in Fort Pierce, Florida, and investments in Wizz Banger.

Cash Flow

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
Cash used in operating activities	$(5,129,964)	$(4,638,887)	$(491,077)	(11%)
Cash used in investing activities	$(1,950,362)	$(567,889)	$(1,382,473)	(243%)
Cash provided by (used in) financing activities	$2,293,774	$(190,565)	$2,484,339	1,304%

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $5,129,964, compared to $4,638,887 during the nine months ended September 30, 2024. The use of cash in operating activities for the nine months ended September 30, 2025 was due primarily to a $6,131,595 operating loss adjusted for non-cash depreciation and amortization of $1,287,048 and stock-based compensation of $179,493.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $1,950,362, due to investments in property, plant and equipment, including investments in Wizz Banger and Bahama Boat Works. This compares to use of cash in investing activities of $567,889 in the nine months ended September 30, 2024 resulting from purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $2,293,774 due primarily to the May 2025 Offering of 750,000 common shares for net proceeds of $2,555,101. For the nine months ended September 30, 2024, net cash used in financing activities was approximately $190,565, respectively from finance lease obligations.

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

Inventories

Inventories are stated at the lower of cost and net realizable value using the average cost method on a “first-in, first -out” basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions are made when necessary to reduce excess or obsolete inventories to their net realizable value.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and financial analyst and are utilizing the services of experienced SEC reporting consultants as necessary. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2025, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended September 30, 2025 that has materially affected or is reasonable likely to materially affect our control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2024, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. For the nine months ended September 30, 2025, we incurred a loss from operations of $6,131,595 and a net loss of $6,019,824. As of September, 2025 and December 31, 2024 we had accumulated deficits of $31,412,779 and $25,392,955, respectively. Our unaudited financial statements for the three and nine months ended September 30, 2025 and our audited financial statements for the fiscal year ended December 31, 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this Quarterly Report are issued.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. While the sale of the land and building in Marion, North Carolina took place subsequent to quarter-end and we received a $500,000 payment at closing, there can be no assurance that we will be able to collect subsequent payments due in future periods. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

We depend on our network of independent dealers for our boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended September 30, 2025, four individual dealers each represented over 10% of our total sales and together represented 83% of total sales. For the three months ended September 30, 2024, four individual dealers each represented over 10% of our total sales and together represented 67% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the three months ended September 30, 2025, four individual dealers represented over 10% of our total sales and combined represented 83% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the nine months ended September 30, 2025, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

As of September 30, 2025, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and financial analyst and are utilizing the services of experienced SEC reporting consultants as necessary. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. As disclosed in the notes accompanying the financial statements included in this Quarterly Report, on April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) requested that we take possession of and repurchase certain inventory consisting of six boats in accordance with the Repurchase Agreement between us and Northpoint. Prior to that date, we have not been obligated to repurchase any other boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

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

We did not sell any equity securities during the nine months ended September 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three and nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TWIN VEE POWERCATS CO.

Date: November 6, 2025	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Scott Searles
Scott Searles Interim Chief Financial Officer
(Principal Financial and Accounting Officer)