Form 10-K
period 2025-12-31
Twin Vee PowerCats, Co.
filed 2026-02-27
CIK 1855509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $4,415,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 25, 2026 there were 8,620,299 shares of common stock, $0.001 par value per share, outstanding.

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

Risks Related To our Business

●	We have incurred losses for the years ended December 31, 2025 and 2024 and could continue to incur losses in the future.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	There is limited public information on our operating history.

●	Interest rates and energy prices affect product sales.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.

●	Our success depends, in part, upon the financial health of our dealers and their continued access to financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or other disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	We have a large, fixed cost base that will affect our profitability if our sales decrease.

●	We may be required to repurchase inventory of certain dealers.

●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

Risks Related To Our Industry

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

●	Our industry is characterized by intense competition, which affects our sales and profits.

Risks Related To Ownership of Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock

●	We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

●	Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business.

General

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base of operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a nearly complete 30,000 square foot expansion which began in mid-2024. We currently employ approximately 70 people.

Twin Vee products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Bahama Boat Works for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We primarily sell our boats through a network of 17 independent boat dealers across North America, Hawaii, and Australia who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc., our minority owned electric boat subsidiary determined to cease production of electric boats and on November 26, 2024, Forza X1, Inc. (“Forza”), was merged into Twin Vee Merger Sub, Inc., a wholly-owned subsidiary of Twin Vee (“Merger Sub”) and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for nearly 100% of our net revenue in 2025 and 2024. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 12 Twin Vee models in or nearing production ranging in size from 24-foot to 40-foot, and 9 monohull (Bahama) models in or nearing production ranging in size from 22-foot to 41-foot.

During the 2025 and 2024 fiscal years, we focused our efforts on increased throughput through our facility, and integrating the new models from our Bahama Boats brand that we acquired in 2025.

During the year ended December 31, 2025, two individual dealers each represented over 10% of our total sales and in the aggregate represented 27% of total sales. During the year ended December 31, 2024, three individual dealers represented over 10% of our total sales, and in the aggregate represented 40% of total sales.

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

Wizz Banger Platform

We are developing Wizz Banger, a technology-enabled marine retail and valuation platform intended to modernize and streamline the process of buying, selling, trading, and financing recreational boats. This initiative represents the evolution of our prior Pro Direct platform concept and consists of two primary components: (i) the Wizz Banger Value App, which utilizes artificial intelligence (“AI”) and multi-source data inputs to generate independent, condition-specific valuation assessments of new and used boats, and (ii) Wizz Banger Boats, a related physical retail location intended to be established at our Fort Pierce, Florida headquarters.

The objective of Wizz Banger is to reduce valuation inconsistencies across the marine industry, improve transparency for all participants in the transaction cycle, and shorten the time required for consumers to obtain financing approvals. We believe that increased valuation alignment among lenders, insurers, dealers, and customers may enhance efficiency in the marine retail ecosystem and potentially increase transaction completion rates.

Wizz Banger Value App: Data Aggregation and Valuation Methodology

The Wizz Banger Value App is designed to serve as an independent valuation tool that aggregates and analyzes multiple categories of data, including:

●	Historical sales data obtained through API integrations with third-party data providers.

●	Current listings across national and regional marketplaces.

●	AI-based visual assessments, including of hull surfaces, gelcoat oxidation, cushions and upholstery, hardtops and T-tops, trailer condition, and visible aftermarket components such as radar, sonar, GPS, cameras, power poles, and battery systems.

●	Comparative equipment and configuration adjustments based on historical market behavior.

The AI component utilizes image-recognition models to evaluate visual condition factors with greater consistency than traditional manual inspections. While the system does not measure engine hours or identify internal mechanical issues, it is designed to significantly narrow valuation ranges by eliminating subjective variability and inconsistent dealer or third-party assessments.

By standardizing the valuation input process, the Wizz Banger Value App seeks to provide lenders, insurers, dealers, and customers with a more reliable, condition-specific, and data-supported valuation reference point.

Potential Industry Impact and Expected Benefits

We believe that a more unified valuation framework could positively impact several parts of the marine transaction process:

●	Financing Efficiency: Providing lenders with consistent data may reduce the underwriting and decision-making timeline.

●	Insurance Alignment: More standardized condition assessments may improve insurer confidence in collateral evaluation.

●	Dealer Operations: Consistent valuations may support more efficient trade-in processes and reduce negotiation variability.

●	Customer Experience: Shorter financing cycles and improved transparency may help reduce transaction fallout and increase customer participation in the market.

Many marine transactions are delayed or abandoned due to the time-consuming and uncertain financing process. Our intention is to assist in reducing these inefficiencies by providing valuation data that may help lenders issue decisions more quickly and with greater confidence.

Wizz Banger Boats Retail Location

As part of the Wizz Banger initiative, we plan to launch Wizz Banger Boats, a physical retail location situated directly on our U.S. Highway 1 frontage at our Fort Pierce, Florida headquarters. This site is expected to function as the initial operational deployment location for the Wizz Banger Value App, where we will integrate the valuation system into live retail, trade-in, and resale activities.

The location will also allow us to assess real-world dealer and customer behavior, validate the valuation engine under practical transaction conditions, refine the system’s accuracy, and evaluate operational processes that may be expanded to additional locations in the future. The initial site will focus on used-boat retailing, trade-ins, and evaluation services and may also be used to support lender and insurance partners who require in-person verification of valuation inputs.

Our Strategy

Overall Strategy

We intend to capitalize on the thriving broader marine industry through the following strategies:

Develop New and Innovative Products in Our Core Market. As an innovator, designer, manufacturer, and marketer of catamaran powerboats, we strive to design new and inventive products that appeal to a broad customer base. We intend to launch a number of new products and features with best-in-class quality, with the goal of increasing sales and significant margin expansion. For example, we currently have over a dozen gas-powered models in production ranging in size from our 22-foot single engine BayCat, center console to our flagship 40-foot offshore 400 GFX2. Our product development process enables us to renew our product portfolio with innovative offerings at a rate that we believe will be difficult for our competitors to match without significant additional capital investments. We intend to release new products and features multiple times during the year, which we believe enhances our reputation as a cutting-edge boat manufacturer and will drive consumer interest in our products.

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

Effectively Manage Dealer Inventory and Further Strengthen Our Dealer Network. We view our dealers as our partners and product champions. Therefore, we will continue to devote significant time and resources to finding high quality dealers and developing and improving their performance over time. We believe the quality and trust in our dealer relationships are more beneficial to our long-term success than the quantity of dealers. We currently have a network of 17 independent boat dealers across North America, Hawaii, and Australia.

Design and Introduce a First of a Kind in the Marine Market Pro-Direct Platform. As consumer expectations change, we hope to revolutionize the marine industry with Wizz Banger, a technology-enabled marine retail and valuation platform intended to modernize and streamline the process of buying, selling, trading, and financing recreational boats.

Increase Our Sales in International Markets. We believe we have a brand that will have natural growth in international markets. Catamaran powerboats have already been accepted as the norm in many international markets. For example, the global catamaran market is expected to expand at a compound annual growth rate (CAGR) of 5.8% from 2022 to 2030. The U.S. catamaran market was worth $342.5 million in 2021 and is expected to expand at a CAGR of 5.4% from 2022 to 2030. Based on our brand and product offering, as well as our potential distribution strengths, we believe we are well positioned to leverage our reputation and capture additional international sales. We believe that we will increase our international sales by promoting our products in developed markets where we have a dealer base and in international markets where rising consumer incomes are expected to increase demand for recreational products, such as Australia, Europe, Israel, Dubai and Brazil. We are also developing new product offerings that will specifically target certain product demand from our international consumers and that we believe will drive further sales growth in international markets.

Our Strengths and Competitive Advantages

We believe that the following are the key investment attributes of our company:

Recognized Brands. We believe the Twin Vee and Bahama Boat Works brands are well-known among boating enthusiasts for performance, quality, and value, and that the market recognizes both Twin Vee and Bahama Boat Works as brands that deliver a proposition.

Diverse Product Offering. We are able to attract consumers across multiple categories within the recreational powerboat industry. We currently have over a dozen models in production that range from our 22-foot single engine BayCat to our flagship 40-foot offshore 400GFX, offered at retail prices that start at approximately $90,000 and go up to $900,000. We further diversified our offerings in 2025, with our new redesigned 22-foot Twin Vee BayCat.

Focus on Innovative Product Offerings. We are currently designing numerous new boat models to meet market demand and grow our business, and our current focus is on bring a full line of monohull boats to the market under the Bahama Boat Works brand.

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

Our Dealer Network

We primarily sell our gas-powered boats through a network of 17 independent boat dealers across North America, Hawaii, and Australia. We are always seeking to recruit and establish new dealers and distributors domestically and are striving to develop international distribution.

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

During the year ended December 31, 2025, two individual dealers each represented over 10% of our total sales and in the aggregate represented 27% of total sales. During the year ended December 31, 2024, three individual dealers represented over 10% of our total sales, and in the aggregate represented 40% of total sales.

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

Floor Plan Financing

Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During the year ended December 31, 2025, a majority of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon purchasing a boat from us and the lender pays us the invoice price of the boat. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, during the year end December 31, 2025 two dealers represented 27% of our sales, while during the year end December 31, 2024, three dealers represented 40% of our sales. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We have not protected our intellectual property rights for our gas-powered motor products through patents or formal copyright registration, and we do not currently have any patent applications pending related to our gas-powered boats. Instead, we rely on trade secrets, know-how and technology to protect our current products, which are not protected by patents, to protect the intellectual property behind our boats. We utilize confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade-secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. See “Risk Factors—Intellectual Property Risks.” Although we do have patents to protect our intellectual property rights for electric powered motor products; we are no longer developing electric powered boats.

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

Employees/Human Capital

We currently employ approximately 70 employees, all of whom are full-time employees. None of our employees are represented by a labor union.

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

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed below, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in the pleadings stage, the Company is unable to estimate or project the ultimate outcome of this matter.

Corporate Information

Our principal executive office is located at 3101 S. US-1, Ft. Pierce, Florida 34982 and our telephone number is (772) 429-2525. We maintain our corporate website at www.twinvee.com. The reference to our website is an inactive textual reference only, the information that can be accessed through our website is not part of this report, and investors should not rely on any such information in deciding whether to purchase our common stock.

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

On March 26, 2025, the Company formed Wizz Banger, Inc., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to develop an enhanced used boat marketplace.

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

Recent Developments

First Amendment to the License and Conditional Sale Agreement with Revver Digital, LLC

Effective July 14, 2025, we and our recently formed, wholly owned subsidiary, Wizz Banger, Inc. (“Wizz Banger”), entered into a First Amendment (the “First Amendment”) to that certain license and conditional sale agreement (the “License and Sale Agreement”), entered into and effective as of February 4, 2025, by and between us and Revver Digital, LLC, providing us with the right to acquire certain intellectual property of OWM (the “OWM Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains (the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale to us of the OWM Intellectual Property, the License and Sale Agreement grants us a license to use and sublicense the OWM Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined in the License and Sale Agreement) of the Business; and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing of the sale to us of the OWM Intellectual Property, the License and Sale Agreement provides that in consideration of the transfer of, and as a purchase price for, the OWM Intellectual Property, we will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000, less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date.

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

Repurchase Request

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of our products. Northpoint requested that we take possession of and repurchase the inventory in accordance with the Repurchase Agreement that we previously entered into with Northpoint (the “Repurchase Agreement”). During the second quarter of 2025, we sold five of the six repossessed boats, resulting in a net loss on the sale of approximately $14,875 after transportation, refurbishment, and commissions for the second quarter. During the third quarter of 2025, we paid our obligation to Northpoint for our one remaining repurchase obligation of $58,984 and are currently marketing this boat for sale. We expect to fully recover the amount of the repurchase obligation.

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

On April 4, 2025, we filed an amendment (the “Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025 (the “Effective Time”), in order to regain compliance with the Minimum Bid Price Requirement. Our common stock began trading on a reverse split-adjusted basis on April 8, 2025 under the existing ticker symbol “VEEE.” Any share amounts and exercise or conversion prices in this report have been adjusted retrospectively for the Reverse Stock Split.

On April 28, 2025, we received a letter from Nasdaq stating that Nasdaq had determined that we now comply with the Minimum Bid Price Requirement.

Establishment of Strategic Steering Committee

On January 6, 2026, we announced the formation of a strategic steering committee to focus on advancing autonomous marine technologies to address key challenges in unmanned maritime systems and help bridge gaps exposed in current defense and commercial autonomy efforts. The executive-level steering committee includes members of our board of directors and management team. Its primary focus is to explore, evaluate, and identify potential technology partners in the autonomous and AI space whose capabilities may complement Twin Vee’s marine design and manufacturing platform and to present such opportunities to our board of directors and management, as appropriate.

Formation of Black Line Defense

On January 22, 2026, we formed Black Line Defense, a wholly owned subsidiary focused on the design and manufacture of manned and autonomous maritime platforms for defense, security, and surveillance missions. Black Line Defense is seeking to pursue opportunities with the U.S. Department of Defense, Homeland Security, and allied agencies, targeting government programs allocating billions of dollars toward small-craft fleets over the coming years. The subsidiary aims to leverage Twin Vee’s existing vertically integrated manufacturing footprint, including in-house design, composite lamination, CNC tooling, wire-harness fabrication, rigging, quality control, and scalable production capacity. Black Line Defense is structured to enter the government market with limited incremental capital investment while offering cost-competitive, rapidly deployable vessel solutions for patrol, interdiction, logistics, and unmanned operations.

Appointment of Certain Officers

On September 17, 2025, our board of directors appointed Scott Searles to serve as Interim Chief Financial Officer, effective immediately, while we undertake a search to identify a permanent successor. Mr. Searles terminated his employment as our Interim Chief Financial Officer in January 2026. On January 9, 2026, Joseph Visconti was appointed as Interim Chief Financial Officer, effective immediately, while we undertake a search to identify a permanent successor.

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

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement (the “Placement Agency Agreement”) with ThinkEquity LLC, as sole placement agent (the “Placement Agent”), pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “February 2026 Offering”) an aggregate of 6,383,000 shares (the “Shares”) of our common stock at a public offering price of $0.47 per share. The Shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) relating to the securities filed with the Securities and Exchange Commission (“SEC”) and became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the underwriting discount, the Representative’s fees and expenses and our estimated offering expenses, were approximately $2,540,109.

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

We have incurred losses for the years ended December 31, 2025 and 2024 and could continue to incur losses in the future.

For the years ended December 31, 2025 and 2024, respectively, we incurred a loss from operations of $8,781,299 and $14,551,769; and a net loss of $8,607,273 and $14,009,906. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $34,000,228 and $25,392,955, respectively. There can be no assurance that expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs and to generate income from operations and net income.

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

Our gas-powered products are often financed by our dealers and retail powerboat consumers, we anticipate that this trend will continue as we seek to expand our operations and grow our network of distributors. This may not occur if interest rates meaningfully rise because higher rates increase the borrowing costs and, accordingly, the cost of doing business for dealers and the cost of powerboat purchases for consumers. Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, inflation and increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our gas-powered boats, as they increase the cost of ownership and operation and the prices at which we sell the boats. Therefore, higher interest rates and fuel costs can adversely affect consumers’ decisions relating to recreational powerboating purchases.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years, including the recent global economic uncertainty and financial market conditions, have caused shortages in the supply chain and increased prices. We are continuously evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient materials.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future.

Further, due to increasing tariffs, heightened interest rates, and inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or the cost of manufacturing our boats. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, although the Federal Reserve lowered interest rates in 2024 and 2025, it had raised rates significantly in 2022 and 2023 in response to concerns about inflation, and it may again raise interest rates in the future which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

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

These conditions could make it extremely difficult for us to accurately forecast and plan future business activities.

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

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the year ended December 31, 2025, two individual dealers each represented over 10% of our total sales and together represented 27% of total sales. For the year ended December 31, 2024, three individual dealers each represented over 10% of our sales and together represented 40% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the year ended December 31, 2025, two individual dealers each represented over 10% of our total sales and combined represented 27% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat, and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. As disclosed in the notes accompanying the financial statements included in this report, on April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) requested that we take possession of and repurchase certain inventory consisting of six boats in accordance with the Repurchase Agreement between us and Northpoint. Prior to that date, we have not been required to repurchase any other boats under our dealers’ floor plan financing arrangements, and we are not aware of any applicable laws regulating dealer relations which govern our relations with the dealers or would require us to repurchase any boats. However, there is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the year ended December 31, 2025, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

We believe that our brand is a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Twin Vee and Bahama Boat Works brands will also depend heavily on the success of our marketing efforts. To further promote our brands, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Negative publicity, including that resulting from severe injuries or death occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions, recalls, or bans on the use of our products. If the popularity of the sports and activities for which we design, manufacture, and sell products were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net sales, profitability, and operating results. Similarly, as we seek to expand our business to provide crewed and autonomous mission-ready maritime solutions for defense and government customers through Black Line Defense, we face increased reputational and legal risks, as well as potential increased reporting costs associated with such activities. In addition, if we become exposed to additional claims and litigation relating to the use of our products, our reputation may be adversely affected by such claims, whether or not successful, including by generating potential negative publicity about our products, which could adversely impact our business and financial condition.

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

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock at the time of such public offerings. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

Our Chief Executive Officer owns 4.5% of our outstanding common stock, as of February 27, 2026. As a result, our Chief Executive Officer does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, our Chief Executive Officer could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If we are unable to comply with regulatory requirements governing government contracts and public procurement, our business may be exposed to material liability and/or fines, which could have a material adverse effect on our business, financial condition and results of operations.

As we seek to expand our business with federal, state, and municipal agencies, we may become subject to laws and rules governing government contracts and public procurement, which differ from private contracting and may impose additional risks and liabilities, including local presence, local manufacturing or sourcing, and technology or IP transfer requirements. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for our failure to perform, or other unsatisfactory performance under the applicable contract. We are subject to government investigations of our business practices and compliance with government acquisition regulations. If we were to be charged with wrongdoing as a result of any such investigation, we could be suspended from bidding on or receiving awards of new government contracts, and we could be subject to fines or penalties associated with contract non-compliance or resulting from such investigations, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings, viruses or other destructive or disruptive software or activities may disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Network and information systems and other technologies are important to our business activities and operations. Our technology-enabled marine retail and valuation platform Wizz Banger is dependent upon our networks and information systems. Network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. We have in the past been targeted by such attacks and likely will continue to be targeted in the future. Moreover the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. To the extent we are able to grow our sales through our Wizz Banger platform and become dependent on such sales, we could experience loss of revenue in the event that a security breach or a technological malfunction disrupts the ability of customers to access and use the platform. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

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

Our investments in artificial intelligence may not be successful, which could adversely affect our business, reputation, or financial results.

We currently incorporate artificial intelligence (“AI”) into certain existing and planned products, as well as our internal operations. There are significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, we utilize AI-based visual assessments in our Wizz Banger platform as one component in our independent valuation tool that aggregates and analyzes multiple categories of data. We believe that the AI component utilizes image-recognition models to evaluate visual condition factors with greater consistency than traditional manual inspections. However, AI technologies are complex, resource-intensive, and rapidly evolving. Market demand and acceptance of AI-driven offerings, such as our Wizz Banger platform, remain uncertain, and our efforts may not achieve widespread adoption or may be outpaced by competitors. The use of AI also raises ethical, reputational, and legal concerns. AI systems can generate or amplify content that is inaccurate, misleading, biased, discriminatory, harmful, or otherwise controversial, or be misused by third parties. If our AI-integrated offerings produce, or are perceived to produce, such outputs, or if we fail to implement adequate human oversight, testing, and safeguards, our brand and competitive standing could be harmed and we could face complaints, investigations, or litigation. Potential litigation or government regulation related to AI may increase the burden and cost of research and development. Failure to address perceived or actual technical, legal, compliance, privacy, security, or ethical issues could undermine confidence in our brand and our products, slowing adoption of our AI-driven products and services, such as our Wizz Banger platform, and further subjecting us to reputational harm, competitive harm, or legal liability.

Additionally, AI is the subject of evolving review by various governmental and regulatory agencies which are applying, or considering applying, their intellectual property, cybersecurity, data protection and other laws to AI. As such, it is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. If we fail to implement robust AI governance, adequately respond to rapidly changing legal frameworks and customer trends, maintain sufficient oversight, and continuously evaluate and improve our systems, the risks described above could materially and adversely affect our business, reputation, financial condition, and results of operations.

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

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in the pleadings stage, we are unable to estimate or project the ultimate outcome of this matter.

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

We use open-source software in connection with the development and deployment of our products and services. Companies that use open-source software in connection with their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what are believed to be open-source software or claiming noncompliance with open- source licensing terms. Some open-source software licenses may require users who distribute proprietary software containing or linked to open- source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open- source license, which could include proprietary source code. In such cases, the open- source software license may also restrict us from charging fees to licensees for their use of our software. While we will monitor the use of open-source software and try to ensure that open-source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open-source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

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

Our operations and performance depend significantly on economic conditions, including the introduction of new tariffs. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence, resulting in a significant reduction in many major market indices. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in:

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

On May 10, 2024, we received written notice from Nasdaq’s Listing Qualifications Department notifying us that for the preceding 30 consecutive business days (March 28, 2024 through May 9, 2024), our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. We were provided 180 calendar days, or until November 6, 2024, to regain compliance, which deadline was subsequently extended to May 5, 2025. On April 4, 2025, we filed the Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025, and our common stock began trading on a split-adjusted basis on April 8, 2025. On April 28, 2025, we received a letter from Nasdaq stating that Nasdaq had determined that we now comply with the Minimum Bid Price Requirement. However, we cannot assure you that we will be able to maintain compliance with the Minimum Bid Price Requirement in the future.

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

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, it will not be eligible for a Compliance Period.

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

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the year ended December 31, 2024, we incurred a loss from operations of $14,551,769 and a net loss of $14,009,906. As of December 31, 2025 and 2024, we had accumulated deficits of $34,000,228 and $25,392,955, respectively. Our audited financial statement for the year ended December 31, 2025 and 2024 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the financial statements included in this report are issued.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not continue to increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. While the sale of the land and building in Marion, North Carolina took place on October 31, 2025 and we received a $500,000 payment at closing, there can be no assurance that we will be able to collect subsequent payments due in future periods. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

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

As of December 31, 2025, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Investors should consider an investment in our common stock risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Our stock price has been volatile and may be volatile in the future. The price of our common stock has experienced volatility. During 2025, our common stock has experienced a high closing price of $7.45 and a low closing price of $1.59 per share. It is possible that an active trading market will not continue or be sustained, which could make it difficult for investors to sell their shares of our common stock at an attractive price or at all. The stock market in general has been, and the market price of our common stock in particular, will likely be subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our common stock may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

FINRA sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a material cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

The Company leases its office and production facilities, located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, our CEO. We entered into the lease on January 1, 2020, which, as amended January 1, 2021, provided for an initial term of five years and one additional five-year term at the option of the Company. The Lease Agreement was amended on December 31, 2025 and was converted to a month-to-month tenancy while the parties negotiate a subsequent lease agreement. During the month-to-month tenancy, the Company pays Visconti Holdings, LLC $36,456 per month plus applicable sales and use tax, which is currently 6.5% in St. Lucie County, Florida.

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

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in the pleadings stage, the Company is unable to estimate or project the ultimate outcome of this matter.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “VEEE” since July 21, 2021. The last price of our common stock as reported on the Nasdaq Capital Market LLC on February 25, 2026 was $0.44 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 25, 2026, we had 186 common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We did not pay a cash dividend during the 2025 or 2024 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company, Inc. (also known as Direct Transfer LLC).

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2025 and 2024.

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

Company Overview

Twin Vee PowerCats Co. (“Twin Vee” “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Twin Vee’s home base of operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a nearly complete 30,000 square foot expansion which began in mid-2024. We currently employ approximately 70 people.

Twin Vee products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Bahama Boat Works for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 17 independent boat dealers across North America, Hawaii, and Australia who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc., our minority owned electric boat subsidiary determined to cease production of electric boats and on November 26, 2024, Forza X1, Inc. (“Forza”), was merged into Twin Vee Merger Sub, Inc., a wholly-owned subsidiary of Twin Vee (“Merger Sub”) and became a wholly owned subsidiary.

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

During the 2025 and 2024 fiscal years, we focused our efforts on increased throughput through our facility, and integrating the new models from our Bahama Boats brand that we acquired in 2025.

During the year ended December 31, 2025, two individual dealers each represented over 10% of our total sales and in the aggregate represented 27% of total sales. During the year ended December 31, 2024, three individual dealers represented over 10% of our total sales, and in the aggregate represented 40% of total sales.

Recent Developments

First Amendment to the License and Conditional Sale Agreement with Revver Digital, LLC

Effective July 14, 2025, we and our recently formed, wholly owned subsidiary, Wizz Banger, Inc. (“Wizz Banger”), entered into a First Amendment (the “First Amendment”) to that certain license and conditional sale agreement (the “License and Sale Agreement”), entered into and effective as of February 4, 2025, by and between us and Revver Digital, LLC, providing us with the right to acquire certain intellectual property of OWM (the “OWM Intellectual Property”) related to (a) the online marketplace, advertisement, marketing, and sale services of yachts, boats, and yacht and boat accessories and (b) arranging of loans, insurance, and warranty services related to yachts and boats under the brands “Yachts for Sale” and “Boats for Sale” through the websites available at the domains (the “Domains”) “yachtsforsale.com” and “boatsforsale.com” (the “Business”). Pending the closing of the sale to us of the OWM Intellectual Property, the License and Sale Agreement grants us a license to use and sublicense the OWM Intellectual Property to conduct the Business in consideration of: (a) the payment to OWM of a monthly revenue-sharing royalty (the “Revenue-Sharing Royalty”) of six percent (6%) of the Aggregate Subscription Revenue (as defined in the License and Sale Agreement) of the Business;

and (b) a credit to OWM of $500 per OWM dealer who lists boats or yachts on the Domains during such period (the “Dealer Storefront Credit”). On the date of the closing of the sale to us of the OWM Intellectual Property, the License and Sale Agreement provides that in consideration of the transfer of, and as a purchase price for, the OWM Intellectual Property, we will assume certain liabilities of OWM related to the Business and pay to OWM $5,000,000, less the aggregate amount of all Revenue-Sharing Royalties paid to OWM through such date and the aggregate amount of all Dealer Storefront Credits accrued for the benefit of OWM through such date.

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

Repurchase Request

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of our products. Northpoint requested that we take possession of and repurchase the inventory in accordance with the Repurchase Agreement that we previously entered into with Northpoint. During the second quarter, we sold five of the six repossessed boats, resulting in a net loss on the sale of approximately $14,875 after transportation, refurbishment, and commissions for the second quarter. During the third quarter, we paid our obligation to Northpoint for the one remaining repurchase obligation of $58,984 and are currently marketing this boat for sale. We expect to fully recover the amount of the repurchase obligation.

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

On April 4, 2025, we filed an amendment (the “Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-for-10, effective as of 11:59 p.m. Eastern Time, on April 7, 2025 (the “Effective Time”), in order to regain compliance with the Minimum Bid Price Requirement. Our common stock began trading on a reverse split-adjusted basis on April 8, 2025 under the existing ticker symbol “VEEE.” Any share amounts and exercise or conversion prices in this report have been adjusted retrospectively for the Reverse Stock Split.

On April 28, 2025, we received a letter from Nasdaq stating that Nasdaq had determined that we now comply with the Minimum Bid Price Requirement.

Establishment of Strategic Steering Committee

On January 6, 2026, we announced the formation of a strategic steering committee to focus on advancing autonomous marine technologies to address key challenges in unmanned maritime systems and help bridge gaps exposed in current defense and commercial autonomy efforts. The executive-level steering committee includes members of our board of directors and management team. Its primary focus is to explore, evaluate, and identify potential technology partners in the autonomous and AI space whose capabilities may complement Twin Vee’s marine design and manufacturing platform and to present such opportunities to our board of directors and management, as appropriate.

Formation of Black Line Defense

On January 22, 2026, we formed Black Line Defense, a wholly owned subsidiary focused on the design and manufacture of manned and autonomous maritime platforms for defense, security, and surveillance missions. Black Line Defense is seeking to pursue opportunities with the U.S. Department of Defense, Homeland Security, and allied agencies, targeting government programs allocating billions of dollars toward small-craft fleets over the coming years. The subsidiary aims to leverage Twin Vee’s existing vertically integrated manufacturing footprint, including in-house design, composite lamination, CNC tooling, wire-harness fabrication, rigging, quality control, and scalable production capacity. Black Line Defense is structured to enter the government market with limited incremental capital investment while offering cost-competitive, rapidly deployable vessel solutions for patrol, interdiction, logistics, and unmanned operations.

Appointment of Certain Officers

On September 17, 2025, our board of directors appointed Scott Searles to serve as Interim Chief Financial Officer, effective immediately, while we undertake a search to identify a permanent successor. Mr. Searles terminated his employment as our Interim Chief Financial Officer in January 2026. On January 9, 2026, Joseph Visconti was appointed as Interim Chief Financial Officer, effective immediately, while we undertake a search to identify a permanent successor.

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

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement (the “Placement Agency Agreement”) with ThinkEquity LLC, as sole placement agent (the “Placement Agent”), pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “February 2026 Offering”) an aggregate of 6,383,000 shares (the “Shares”) of our common stock at a public offering price of $0.47 per share. The Shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) relating to the securities filed with the Securities and Exchange Commission (“SEC”) and became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the underwriting discount, the Representative’s fees and expenses and our estimated offering expenses, were approximately $2,540,109.

Financial Condition

We finished the year with revenue up 3% compared to the prior year. Our cash, cash equivalents, and restricted cash were $1.6 million at December 31, 2025. Our property, plant, and equipment decreased as a result of the sale of the North Carolina building, sale and disposition of research and development assets related to the former electric boat development activities, and the termination of a long term building and equipment lease, partially offset by investments in additional boat molds for new models, equipment to support our increased production levels, and leasehold improvements to improve the quality of our products and new and expanded production facilities.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table provides certain selected financial information for the years presented:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change
Net sales	$14,819,130	$14,388,517	$430,613	3.0%
Cost of products sold (excluding depreciation & amortization)	$13,562,025	$15,139,942	$(1,577,917)	(10%)
Gross income (loss)	$1,257,105	$(751,425)	$2,008,530	267%
Operating expenses	$10,038,404	$13,800,344	$(3,761,940)	(27%)
Loss from operations	$(8,781,299)	$(14,551,769)	$5,770,470	40%
Other income	$174,026	$541,863	$(367,837)	(68%)
Net loss	$(8,607,273)	$(14,009,906)	$5,402,633	(39%)
Basic and dilutive loss per share of common stock	$(4.37)	$(11.01)	$6.64	60%
Weighted average number of shares of common stock outstanding	1,968,121	1,003,204

Net Sales and Cost Sales

Our net sales increased $430,613, or 3% to $14,819,130 for the year ended December 31, 2025 from $14,388,517 for the year ended December 31, 2024. The Company sold 93 boats during fiscal year ended December 31, 2025, an increase of 7% compared to the 87 boats sold during the fiscal year ended December 31, 2024. The average price per unit decreased approximately $7,800 or 5%. The decrease in average price per boat was due primarily to the introduction of the 22’ BayCat in early 2025, which sold 15 units at an average selling price of below $100,000, and an overall lower average price per large boat sold during the year.

Gross Profit

Gross profits increased by $2,008,530, or 267% to $1,257,105 in 2025 compared to a negative $751,425 for the year ended December 31, 2024. Gross profit as a percentage of sales for the year ended December 31, 2025 was 8.5% compared to a negative 5.2% for the year ended December 31, 2024. The increase in gross profit reflects our ongoing efforts to reduce our cost structure, such as bringing certain manufacturing operations in-house, better utilization of our ERP system and direct labor leveraged against higher volumes.

Total Operating Expenses

Operating expenses for the year ended December 31, 2025 and 2024 were $10,038,404 and $13,800,344, respectively, a decrease of $3,761,940 or 27%. Operating expenses for the years ended December 31, 2025 and 2024 included an impairment charge of $418,416 and 1,674,000, respectively, related to the impairment of the partially constructed Forza building based on an appraisal prior to the merger of Twin Vee and Forza. Before the impact of this charge, operating expenses for the year ended December 31, 2025 and 2024 were $9,619,988 and $12,126,344, respectively, a decrease of $2,506,356 or 21%.

Selling, general and administrative expenses decreased by approximately 19%, or $593,466 to $2,502,402 for the year ended December 31, 2025, compared to $3,095,868 for the year ended December 31, 2024.

Salaries and wage-related expenses decreased by approximately 12%, or $581,471 to $4,325,348 for the year ended December 31, 2025, compared to $4,906,819 for the year ended December 31, 2024. This decline is primarily related to significant reductions in headcount at Forza, including a $759,765 decline in stock-based compensation partially offset by $422,844 in combined salaries and wages and stock-based compensation related to the development of Wizz Banger. Also resulting from the reduction in headcount year over year were related reductions in the cost of benefits, primarily health insurance, holiday pay and 401K.

Professional fees decreased by 48%, or $802,384 to $867,090 for the year ended December 31, 2025, compared to $1,669,474 for the year ended 2024. The decrease in professional fees related primarily to the merger between Twin Vee and Forza during 2024. Costs incurred were for legal representation, auditor consents, fairness opinions, appraisals, filings and other similar costs.

Depreciation and amortization expense for the year ended December 31, 2025 decreased by less than 1%, or $10,987 to $1,734,230 for the year ended December 31, 2025 compared to $1,745,217 for the year ended December 31, 2024. This decrease is due to significant investments in equipment, leasehold improvements and boat molds more than offset by the sale of Forza R&D equipment and the termination of a significant lease agreement for building and equipment.

Research and development expenses for the year ended December 31, 2025, was $0 compared to $586,379, for the year ended December 31, 2025. This reduction was due to the discontinuance of the development of our electric propulsion system for Forza.

Other income decreased by 68%, or $367,839 to $174,026 for the year ended December 31, 2025, compared to $541,863 for the year ended, 2024. The decrease in other income is primarily the result of lower dividends and interest on investments resulting from the liquidation of investments to fund operations and capital investments.

Net Loss

Net loss for the year ended December 31, 2025, was $8,607,273, compared to $14,009,906 for the year ended December 31, 2024, an improvement of 39%. Both 2025 and 2024 were challenging years with overall boat production down from previous periods. We reduced both variable and fixed operating costs, including shutting down the Forza research and development operation. The deleveraging of our fixed costs on such a low revenue base led to continued losses. We have reduced our head count to match current production levels and continue to right-size the business for the current state of the economy, while keeping our core strengths intact. Basic and dilutive loss per share of common stock improved for the year ended December 31, 2025 to ($4.37) compared to ($11.01) for the year ended December 31, 2024.

Liquidity and Capital Resources

A primary source of funds for the year ended December 31, 2025 was net cash received from sales of our equity securities and revenue generated from operations. Our primary use of cash was related to funding the low-level revenue related cash-losses from operations and capital improvements. Our priority over the next year is to grow our revenue base while managing working capital, including improving inventory turns.

The following table provides selected financial data about us as of December 31, 2025 and December 31, 2024.

	December 31,	December 31,
	2025	2024	Change	% Change
Cash and cash equivalents	$1,431,578	$7,491,123	$(6,059,545)	(81)%
Restricted cash	$215,117	$215,117	$—	—
Current assets	$4,897,217	$10,419,141	$(5,521,924)	(53)%
Current liabilities	$2,244,513	$3,747,990	$(1,503,477)	(40)%
Working capital	$2,652,704	$6,671,151	$(4,018,447)	(60)%

We do not have sufficient cash and cash equivalents to meet ongoing expenses for at least twelve months from the date of the filing of this Annual Report. As of December 31, 2025, we had $1,646,695 of cash, cash equivalents, restricted cash and marketable securities, total current assets of $4,897,217, and total assets of $16,234,369. Our total liabilities were $2,766,558. Our total liabilities were comprised of current liabilities of $2,244,513, which included accounts payable and accrued liabilities of $1,829,083, contract liability of $395,932, and finance lease liability of $19,498, and long-term liabilities of $522,045. As of December 31, 2024, we had $7,706,240 of cash, cash equivalents, restricted cash, and total current assets of $10,419,141 and total assets of $25,887,905. Our total current liabilities were $3,747,990 and total liabilities of $6,671,055 which included long-term operating lease liabilities for the lease of our facility.

Going Concern

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. As of December 31, 2025, we had accumulated deficits of $34,000,228. To address these conditions:

●	We have demonstrated improving recent recovery trends, with revenues and gross margins increasing compared to the prior year, however not to a level that yet supports a positive cash flow.

●	As of December 31, 2025, we maintain a cash, cash equivalents and restricted cash balance exceeding $1.6 million.

●

During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●

On February 19, 2026, the Company announced the pricing of a best-efforts public offering of 6,383,000 shares of common stock. Each share of common is being sold at a public offering price of $0.47 per share. Total gross proceeds from the offering, before deducting placement agent fees and other offering expenses, were approximately $3 million. The offering closed on February 23, 2026.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Cash Flow

	Years Ended
	December 31,
	2025	2024	Change	% Change
Cash used in operating activities	$(6,878,557)	$(6,973,617)	$95,060	1%
Cash used in investing activities	$(1,590,634)	$(1,861,632)	$270,998	15%
Cash provided by (used in) financing activities	$2,409,646	$(213,744)	$2,623,390	1,227%

Cash Flow from Operating Activities

For the year ended December 31, 2025, net cash flows used in operating activities was $6,878,557 compared to $6,973,617 during the year ended December 31, 2024. We have decreased net inventory levels by $24,019 and reduced our outstanding obligations to suppliers by $1,100,243. Our net loss was $8,607,273, decreased by non-cash expenses, primarily due to stock-based compensation of $303,133, depreciation and amortization of $1,734,230, impairment of property & equipment of $418,416, change of right-of-use asset and lease liabilities of $390,686, and loss on disposal of property & equipment and lease terminations of $190,918.

Cash Flow from Investing Activities

During the year ended December 31, 2025, we used $1,590,634 for investment activities, compared to $1,861,632 used during the year ended December 31, 2024. We increased our property and equipment by $2,157,199 and sold certain property and equipment generating cash proceeds of $552,478. The majority of the property and equipment purchased were molds for our boat production, for Twin Vee, and additions to facilities in Ft. Pierce Florida.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $2,409,646 compared to net cash used in financing activities of $213,744 for the year ended December 31, 2024. The cash flow from financing activities for the year ended December 31, 2025 was primarily from the proceeds from a follow-on underwritten public offering of Twin Vee common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets, and warranty reserves.

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

To The Board of Directors and the Stockholders of

Twin Vee PowerCats Co. and Subsidiaries

Fort Pierce, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Vee PowerCats Co. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating loss, negative cash from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2020.

Glastonbury, Connecticut

February 27, 2026

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets
Cash and cash equivalents	$1,431,578	$7,491,123
Restricted cash	215,117	215,117
Inventories, net	2,492,741	2,516,760
Prepaid expenses and other current assets	227,781	196,141
Deferred offering expenses	30,000	—
Note receivable, current portion	500,000	—
Total current assets	4,897,217	10,419,141

Property and equipment, net	8,342,961	15,037,798
Operating lease right of use asset, net	—	390,686
Note receivable less current portion, net of discount	2,967,998	—
Security deposit	26,193	40,280
Total Assets	$16,234,369	$25,887,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,114,835	$2,215,078
Accrued liabilities	714,248	794,253
Contract liabilities	395,932	80,000
Finance lease liabilities	19,498	221,929
Operating lease liabilities	—	436,730
Total current liabilities	2,244,513	3,747,990

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	22,145	2,423,165
Total Liabilities	2,766,558	6,671,055

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 2,237,299 and 1,487,445 issued and outstanding at December 31, 2025 and 2024, respectively	2,237	1,487
Additional paid-in capital	47,465,802	44,608,318
Accumulated deficit	(34,000,228)	(25,392,955)
Total stockholders’ equity	13,467,811	19,216,850

Total Liabilities and Stockholders’ Equity	$16,234,369	$25,887,905

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these consolidated financial statements

 TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Net sales	$14,819,130	$14,388,517
Cost of products sold (excluding depreciation & amortization)	13,562,025	15,139,942
Gross profit (loss)	1,257,105	(751,425)

Operating expenses:
Selling, general and administrative	2,502,402	3,095,868
Salaries and wages	4,325,348	4,906,819
Professional fees	867,090	1,669,474
Impairment of property & equipment	418,416	1,674,000
Loss on lease termination	57,903	—
Loss on sale of property & equipment	133,015	172,684
Gain on sale of R&D assets	—	(50,097)
Depreciation and amortization	1,734,230	1,745,217
Research and development	—	586,379
Total operating expenses	10,038,404	13,800,344

Loss from operations	(8,781,299)	(14,551,769)

Other income (expense):
Dividend income	—	510,099
Other income	56,612	63,391
Interest expense	(81,229)	(222,594)
Interest income	198,643	150,553
Realized gain on marketable securities	—	40,414
Total other income	174,026	541,863

Loss before income tax	(8,607,273)	(14,009,906)
Income tax provision	—	—
Net loss	(8,607,273)	(14,009,906)
Less: Net loss attributable to noncontrolling interests	—	(2,963,935)
Net loss attributed to stockholders of Twin Vee PowerCats Co, Inc.	$(8,607,273)	$(11,045,971)

Basic and diluted loss per share of common stock	$(4.37)	$(11.01)
Weighted average number of shares of common stock outstanding	1,968,121	1,003,204

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2024	952,000	$952	$37,857,225	$(14,346,984)	$8,538,422	$32,049,615
Stock-based compensation	—	—	1,177,140	—	—	1,177,140
Share issuance for Forza equity	535,445	535	5,573,953	—	(5,574,487)	—
Net loss	—	—	—	(11,045,971)	(2,963,935)	(14,009,906)
Balance, December 31, 2024	1,487,445	$1,487	$44,608,318	$(25,392,955)	$—	$19,216,850

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total

Balance, January 1, 2025	1,487,445	$1,487	$44,608,318	$(25,392,955)	$—	$19,216,850
Stock-based compensation	—	—	303,133	—	—	303,133
Issuance of common stock	750,000	750	2,554,351	—	—	2,555,101
Fractonal shares	(146)	—	—	—	—	—
Net loss	—	—	—	(8,607,273)	—	(8,607,273)
Balance, December 31, 2025	2,237,299	$2,237	$47,465,802	$(34,000,228)	$—	$13,467,811

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	2025	2024
Cash Flows From Operating Activities
Net loss	$(8,607,273)	$(14,009,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	303,133	1,177,140
Depreciation and amortization	1,734,230	1,745,217
Impairment of property & equipment	418,416	1,674,000
Loss on lease termination	57,903	—
Loss on sale of property & equipment	133,015	172,684
Gain on sale of R&D assets	—	(50,097)
Amortization of right-of-use asset	390,686	464,304
Change in inventory reserve	90,688	(285,584)
Changes in operating assets and liabilities:
Accounts receivable	—	80,160
Inventories	(66,669)	2,703,682
Prepaid expenses and other current assets	(31,640)	267,081
Accounts payable	(1,100,243)	(183,947)
Accrued liabilities	(80,005)	(281,259)
Operating lease liabilities	(436,730)	(482,897)
Contract liabilities	315,932	35,805
Net cash used in operating activities	(6,878,557)	(6,973,617)

Cash Flows From Investing Activities
Security deposit	14,087	11,137
Realized gain on sale of marketable securities, available for sale	—	(40,414)
Net sales of investment in marketable securities	—	4,503,356
Proceeds from sale of property & equipment	552,478	6,000
Purchase of property and equipment	(2,157,199)	(6,341,711)
Net cash used in investing activities	(1,590,634)	(1,861,632)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $444,899	2,555,101	—
Deferred offering costs	(30,000)	—
Finance lease payments	(115,455)	(213,744)
Net cash provided by (used in) financing activities	2,409,646	(213,744)

Net change in cash, cash equivalents and restricted cash	(6,059,545)	(9,048,993)
Cash, cash equivalents and restricted cash at beginning of the period	7,706,240	16,755,233
Cash, cash equivalents and restricted cash at end of the period	$1,646,695	$7,706,240

Supplemental Cash Flow Information
Cash paid for interest	$347,749	$435,161

Non-Cash Investing and Financing Activities
Sale of building in exchange for note receivable	$3,750,000	—

Reconciliation to the Consolidated Balance Sheets
Cash and cash equivalents	$1,431,578	$7,491,123
Restricted cash	215,117	215,117
Total cash, cash equivalents and restricted cash	$1,646,695	$7,706,240

The accompanying notes are an integral part of these consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

On September 1, 2021, the Company formed Fix My Boat, Inc., (“Fix My Boat”), a wholly owned subsidiary. Fix My Boat utilized a franchise model for marine mechanics across the country. Fix My Boat has been inactive for the majority of 2023 and the year ended December 31, 2024. On July 23, 2024, Fix My Boat, Inc. was merged into Twin Vee PowerCats Co.

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

On March 26, 2025, the Company formed Wizz Banger, Inc., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to develop an enhanced used boat marketplace.

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

Going Concern

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. As of December 31, 2025, we had accumulated deficits of $34,000,228. To address these conditions:

●	We have demonstrated improving recent recovery trends, with revenues and gross margins increasing compared to the prior year, however not to a level that yet supports a positive cash flow.

●	As of December 31, 2025, we maintain a cash, cash equivalents and restricted cash balance exceeding $1.6 million.

●

During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●

On February 19, 2026, the Company announced the pricing of a best-efforts public offering of 6,383,000 shares of common stock. Each share of common is being sold at a public offering price of $0.47 per share. Total gross proceeds from the offering, before deducting placement agent fees and other offering expenses, are expected to be approximately $3 million. The offering closed on February 23, 2026.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Principles of Consolidation

The audited consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of December 31, 2025, Forza X1 and Wizz Banger, Inc., collectively referred to as the “Company”. Prior to November 26, 2024, the Company’s net loss excludes losses attributable to noncontrolling interests. The Company reported noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All inter-company balances and transactions are eliminated in consolidation.

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

Total accounts receivable
January 1, 2024	$80,160
December 31, 2024	$—
December 31, 2025	$—

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At December 31, 2025 and 2024, and January 1, 2024 the Company had customer deposits of $395,932, $80,000, and $44,195, respectively, which is recorded as contract liabilities on the consolidated balance sheets. These deposits are refundable and are recognized as revenue when the related boat is delivered, generally within 90 days.

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

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2025 and 2024, the Company had $798,146 and $6,740,623, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2025 and 2024, the Company had cash, cash equivalents, and restricted cash of $1,646,695 and $7,706,240, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On December 31, 2025 and 2024, included within restricted cash on the Company’s consolidated balance sheets is an irrevocable letter of credit for $215,117 and $215,117, respectively.

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

Accounts Receivable

The Company carries its accounts receivables net of an allowance for credit losses. The measurement and recognition of credit losses involve the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, and customer creditworthiness. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economy, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

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

At December 31, 2025 and 2024, the provision for excess or obsolete inventories is $224,720 and $134,032, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization, using the straight-line method over the assets’ useful life. Leasehold improvements are amortized over the shorter of the assets’ useful life or the lease term. The estimated useful lives of property and equipment range from three to five years. Upon sale or retirement, the cost and related accumulated depreciation is eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. The company utilizes the following depreciable lives:

Depreciable Life
in years
Machinery and equipment	3-20
Furniture and fixtures	5-7
Land	N/A
Leasehold improvements	3-20
Software and website development	5
Computer hardware and software	5
Boat molds	5-15
Vehicles	5
Electric prototypes and tooling	5
Assets under construction	N/A

Impairment of Long-Lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. In 2024, the Company recorded an impairment on long-lived assets of $1,674,000. In 2025, the Company recorded an additional impairment of $418,416 on long-lived assets.

Notes Receivable

The Company records long-term notes receivable at their principal amount, net of an original issue discount, which represents the difference between the stated principal and the present value of future cash flows discounted using the interest rate implicit in the loan. The discount is amortized to interest income over the term of the note using the effective interest method. Accrued interest is recorded as earned. Management evaluates notes receivable for collectability and records an allowance for credit losses when necessary based on expected credit losses, historical experience, and current conditions.

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

The following table shows the changes in the aggregate product warranty liability for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Balance as of January 1	$213,546	$192,894
Less: Payments made	(340,742)	(217,609)
Add: Provision for current years warranty	362,356	238,261
Balance as of December 31	$235,160	$213,546

Advertising

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2025 and 2024, advertising costs incurred by the Company totaled $76,488 and $206,333, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs relating to new product development as incurred. For the years ended December 31, 2025 and 2024, research and development costs amounted to $0 and $586,378, respectively.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the years ended December 31, 2025, and 2024, shipping and handling costs amounted to $197,127 and $281,915, respectively.

Leases

The Company is a lessee in multiple noncancelable operating and financing leases. If the contract provides the Company with the right to substantially all the economic benefits and the right to direct the use of the identified asset, it is generally considered to be or contain a lease. Right-of-Use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The ROU asset is also adjusted for any lease prepayments made, lease incentives received, and initial direct costs incurred.

The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. Increases (decreases) to variable lease payments due to subsequent changes in an index or rate are recorded as variable lease expense (income) in the future period in which they are incurred.

The discount rate used is the implicit rate in the lease contract, if it is readily determinable, or the Company’s incremental borrowing rate. The Company uses the incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

The ROU asset for operating leases is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Operating leases with fluctuating lease payments: For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. The ROU asset for finance leases is amortized on a straight-line basis over the lease term.

For all underlying classes of assets, the Company has elected the practical expedient to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are generally deemed short-term leases with lease costs included in short term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the year ended December 31, 2025, the Company purchased all engines (Mercury, Suzuki and Yamaha) for its boats under supplier agreements with three vendors. Total purchases from these vendors were $2,344,366. During the year ended December 31, 2024, the Company purchased all engines from three vendors (Mercury, Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $2,573,337.

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

ASU 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets was issued in July 2025 and allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual and interim periods beginning after December 15, 2025, is to be applied on a prospective basis and allows for early adoption. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

 2. Inventories

At December 31, 2025 and 2024 inventories consisted of the following:

	December 31,	December 31,
	2025	2024
Raw Materials	$2,517,006	$2,573,553
Work in Process	112,100	—
Finished Product	88,354	77,239
Total Inventory	$2,717,460	$2,650,792
Reserve for Excess and Obsolete	(224,720)	(134,032)
Net inventory	$2,492,740	$2,516,760

3. Note Receivable

As of December 31, 2025, the Company had a note receivable with an outstanding principal balance of $3,467,998, consisting of $500,000 classified as current and $2,967,998 (net of $282,002 discount) classified as long-term on the accompanying consolidated balance sheet. The note bears interest at a stated rate of 5.0% per annum and accrues interest on the outstanding principal balance. Accrued interest receivable related to the note totaled $31,250 as of December 31, 2025, and is included in prepaids and other current assets in the accompanying consolidated balance sheet. The current portion of the note receivable represents principal payments contractually due within twelve months of the balance sheet date, with the remaining balance due thereafter. The Company evaluated the note for expected credit losses under ASC 326 and determined that no allowance was required at December 31, 2025.

Schedule of note receivable maturities

Note receivable, due 2026	$500,000
Note receivable 2027	3,250,000
3,750,000
Discount	(282,002)
$3,467,998

4. Property and Equipment

At December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Machinery and equipment	$3,354,246	$2,610,977
Furniture and fixtures	36,816	36,816
Land	—	1,119,758
Leasehold improvements	3,219,520	1,228,860
Software and website development	1,089,155	300,935
Computer hardware and software	120,328	120,245
Boat molds	5,347,338	7,270,411
Vehicles	94,534	143,360
Electric prototypes and tooling	—	142,526
Assets under construction	17,600	6,130,786
	13,279,537	19,104,674
Less accumulated depreciation and amortization	(4,936,576)	(4,066,876)
	$8,342,961	$15,037,798

Depreciation and amortization expense of property and equipment for the years ended December 31, 2025 and 2024 were $1,734,230 and $1,745,217, respectively. On May 28, 2025, the Company entered into a Mutual Release Agreement with a lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. The Company recorded the elimination of ROU financial asset and lease liabilities from its balance sheet, recording a loss on disposition of $57,903. In addition, the Company disposed of the related property and equipment with a net book value of $2,545,899.

5. Operating Leases

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

The Company leases its office and warehouse facilities, and the land which are located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C. Visconti, the CEO of the Company and the CEO and majority shareholder of the Company’s parent company. The Company entered into the lease on January 1, 2020, and as amended January 1, 2021. The Lease Agreement has a 5-year term, expiring on December 31, 2025, with an option to renew. The Lease Agreement was amended on December 31, 2025 and was converted to a month-to-month tenancy while the parties negotiate a subsequent lease agreement. During the month-to-month tenancy, the Company pays Visconti Holdings, LLC $36,456 per month plus applicable sales and use tax, which is currently 6.5% in St. Lucie County, Florida.

The Company leased a warehouse facility which is located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The base rent payment was $7,517 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The lease ended on October 15, 2024.

At December 31, 2025 and 2024, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2025	2024
Operating lease ROU asset	$—	$390,686

	December 31,	December 31,
	2025	2024
Operating lease liabilities:
Current portion	$—	$436,730
Non-current portion	—	—
Total	$—	$436,730

	Year Ended December 31, 2025	Year Ended December 31, 2024

Operating lease cost	$390,686	$464,304

At December 31, 2025, there were no future minimum lease payments under the non-cancelable operating leases.

6. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 2.9% to 7.5% for both 2025 and 2024. No new leases were entered into in 2025 or 2024.

Finance lease are recorded in property and equipment, net on the consolidated balance sheet.

	December 31,	December 31,
	2025	2024
Cost	$76,972	$220,332
Accumulated Depreciation	(33,269)	(85,558)
Net Book Value	$43,703	$134,774

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

On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. During the second quarter, the Company recorded the elimination of the assets and liabilities from its consolidated balance sheet, recording a loss on termination of $57,903.

Finance leases on the AquaSport lease are recorded in property and equipment, net on the consolidated balance sheet.

	December 31,	December 31,
	2025	2024
Land	$—	$1,000,000
Building	—	100,000
Molds	—	2,000,000
	—	3,100,000
Accumulated depreciation	—	(438,138)
Total	$—	$2,661,862

At December 31, 2025 and 2024, supplemental balance sheet information related to finance leases were as follows:

	December 31,	December 31,
	2025	2024
Finance lease liabilities:
Current portion	$19,498	$221,929
Non-current portion	22,145	2,423,165
Total	$41,643	$2,645,094

At December 31, 2025, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2026	$21,518
2027	18,412
2028	4,657
Total lease payment	44,587
Less imputed interest	(2,944)
Total	$41,643

The following summarizes other supplemental information about the Company’s finance lease:

	December 31,	December 31,
	2025	2024
Weighted average discount rate	6.4%	3.0%
Weighted average remaining lease term (years)	2.2%	3.3%

7. Accrued Liabilities

At December 31, 2025 and 2024, accrued liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued wages and benefits	$233,166	$206,041
Accrued interest	146,933	96,793
Accrued operating expense	98,989	277,873
Warranty reserve	223,049	213,546
Total	$702,138	$794,253

8. Motor Floorplan Arrangements

On December 31, 2025 and 2024, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively. Interest on our Wells Fargo line, after the free floor plan period, is calculated in two ways, the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which, is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On December 31, 2025 and 2024, the interest rate on motors in stock was 1.2% and 11.1%, respectively.

Interest on our Yamaha line, after the free floor plan period, is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On December 31, 2025 and 2024, the interest rate on motors in stock was 5.1% and 11.8%, respectively.

On December 31, 2025 and 2024, the outstanding balance with Wells Fargo was $57,285 and $130,690, respectively. On December 31, 2025 and 2024, the outstanding balance with Yamaha Motor Finance was $238,125 and $255,649, respectively. The outstanding balances are included in accounts payable on the consolidated balance sheets.

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year Ending December 31,
2026	$—
2027	6,611
2028	10,932
2029	10,387
2030	12,744
2031 and thereafter	459,226
Total	$499,900

10. Related Party Transactions

As discussed in note 5, the Company leases its facilities from a company owned by its CEO.

During the year ended December 31, 2024, the Company received a variable monthly fee averaging $41,593, to provide management services to Forza. This income for the Company, and expense for Forza, has been eliminated in the consolidated financial statements. No management fees have been recorded in the period after the date of the merger of November 26, 2024.

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the then president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2025 and 2024, the lease expense was $0 and $7,500, respectively. The lease was canceled in March 2024.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $12,018,684 or 65 units, and $10,265,229 or 60 units, as of December 31, 2025, and December 31, 2024, respectively.

Irrevocable Line of Credit

As of December 31, 2025, the Company maintained $215,117 in restricted cash held in a certificate of deposit for the benefit of Yamaha to secure certain obligations and support the Company’s ongoing level of business related to motor sales. The funds are not available for general corporate purposes and will remain restricted in accordance with the terms of the underlying arrangement. The restricted cash balance is presented separately within the consolidated balance sheets.

Litigation

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On March 10, 2025, shareholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in the pleadings stage, the Company is unable to estimate or project the ultimate outcome of this matter.

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

Common Stock Warrants

Common Stock Warrants

As of December 31, 2025 and December 31, 2024, the Company had outstanding warrants to purchase an aggregate of 56,237 shares of common stock:

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

There was no warrant activity during the years ended December 31, 2025 and 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. The number of awards under the Plan automatically increases on January 1 of each year. As of December 31, 2025, there were 139,551 shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the year ended December 31, 2025 and 2024, the Company recorded $303,133 and $1,177,140, respectively, of stock-based compensation expense, which is included in salaries and wages on the accompanying consolidated statements of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the years ended December 31, 2025 and 2024:

	Year Ended December 31	Year Ended December 31,
	2025	2024
Expected term	5.2 – 5.8 years	1.4-6.5 years
Expected average volatility	48.4% – 49.0%	39.1 – 49.6%
Expected dividend yield	—	—
Risk-free interest rate	4.1%	3.8 – 4.6%

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

	Options Outstanding
	Number of	Weighted Average	Weighted Average Remaining life	Fair value
	Options	Exercise Price	(years)	of options

Outstanding, January 1, 2024	127,093	$39.85	8.04	$2,213,178
Granted	135,236	21.90	6.50	266,495
Exercised	—	—	—	—
Forfeited/canceled	(48,425)	(36.34)	—	(770,980)
Outstanding, December 31, 2024	213,904	$29.30	8.03	$1,708,693
Granted	72,000	2.71	5.73	98,371
Exercised	—	—	—	—
Forfeited/canceled	(54,392)	(7.61)	—	(203,632)
Outstanding, December 31, 2025	231,512	$26.13	7.44	$1,603,432

Exercisable options, December 31, 2025	168,286	$34.53	6.80

At December 31, 2025, 63,236 shares of Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan the Company has issued restricted stock units (“RSUs”). RSUs are granted with a fair value equal to the closing market price of our common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2024	6,725	$22.50	1.50	$11,702
Granted	8,730	8.38	3.00	15,190
Exercised	—	—		—
Forfeited/canceled	(7,888)	(13.13)	—	(13,725)
Outstanding, December 31, 2024	7,567	$15.98	1.51	$13,167

Granted	8,900	4.40	2.56	15,486
Exercised	—	—		—
Forfeited/canceled	(3,415)	(6.86)	—	(5,943)
Outstanding, December 31, 2025	13,052	$10.47	1.35	$22,710

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

The Company is recognizing compensation expense on a straight-line bases over the vesting period. As of December 31, 2025, $102,246 of compensation expense has been recognized. The total grant-date fair value of the award was estimated to be approximately $188,761, calculated using the Black-Scholes option pricing model with the following assumptions:

●	Expected Term: 6 years

●	Expected Volatility: 55% (based on comparable SaaS companies)

●	Risk-Free Interest Rate: 4.2%

●	Dividend Yield: 0%

●	Fair Value per Option: $0.0674

13. Customer Concentration

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the year ended December 31, 2025, two individual customers had sales of over 10% of our total sales and represented 27% of total sales. During the year ended December 31, 2024, three individual dealers had sales of over 10% of our total sales and represented 40% of total sales.

14. Income Tax

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

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

	December 31,	December 31,
	2025	2024

Non-operating loss carryforward	$29,300,000	$16,700,000
Valuation allowance	(29,300,000)	(16,700,000)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During the years ended December 31, 2025 and 2024, the valuation allowance increased by approximately $12,600,000 and $8,100,000, respectively.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	December 31,	December 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2020 to 2022 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2023 to 2024, are subject to review by the tax authorities.

15. Net Loss Per Share

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

Basic and diluted loss per common share have been computed based on the following as of years ending December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

Numerator for basic and diluted net loss per share:
Net loss attributable to stockholders of Twin Vee PowerCats Co. Inc.	$(8,607,273)	$(11,045,971)
Denominator:
For basic net loss per share - weighted average common shares outstanding	1,968,121	1,003,204
Effect of dilutive stock options	—	—
For diluted net loss per share - weighted average common shares outstanding	1,968,121	1,003,204
Net loss per share -Basic:
Net loss per share	$(4.37)	$(11.01)
Net loss per share - Diluted:
Net loss per share	$(4.37)	$(11.01)

For the years ended December 31, 2025 and 2024, all potentially dilutive securities were antidilutive.

All share numbers have been retrospectively adjusted for the one-for-ten reverse stock split effective April 7, 2025.

16. Segment Information

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

While the Company manages Wizz Banger, Inc. as a distinct operating segment, it does not currently meet the quantitative thresholds for separate disclosure as a reportable segment under ASC 280-10-50-12. Specifically, for the year ended December 31, 2025, Wizz Banger, Inc. did not satisfy any of the three quantitative tests requiring separate presentation, as it represented less than 10% of the Company’s consolidated revenues, less than 10% of consolidated assets, and less than 10% of the greater, in absolute amount, of the combined profit of profitable segments or the combined loss of loss-making segments, based on the measure of segment performance regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which excludes software development costs and non-cash stock-based compensation. Although Wizz Banger, Inc. qualifies as an operating segment due to the availability of discrete financial information and management’s ongoing evaluation of its operating results, it has not achieved sufficient scale to be considered reportable. Accordingly, the financial results of Wizz Banger, Inc. are aggregated and presented within the consolidated results of Twin Vee PowerCats for segment reporting purposes.

17. Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2025 through February 27, 2025, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than the ones described below.

2021 Stock Incentive Plan

On January 1, 2025, our 2021 Stock Incentive Plan automatically increased, and will continue to increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of January 1, 2026, the maximum number of common stock shares available for issuance was 384,115.

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement (the “Placement Agency Agreement”) with ThinkEquity LLC, as sole placement agent (the “Placement Agent”), pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “February 2026 Offering”) an aggregate of 6,383,000 shares (the “Shares”) of our common stock at a public offering price of $0.47 per share. The Shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) relating to the securities filed with the Securities and Exchange Commission (“SEC”) and became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the underwriting discount, the Representative’s fees and expenses and our estimated offering expenses, were approximately $2,540,109.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were not effective.

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

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time Controller and an accounts payable clerk. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2025, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, we replaced certain staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	61	Chief Executive Officer, Interim Chief Financial Officer, President and Chairman of the Board
Preston Yarborough	45	Vice President and Director

Non-Employee Directors:
Kevin Schuyler (1)(2)(3)(4)	57	Director
Larry Swets, Jr. (1)(2)(3)(5)	51	Director
Carol Craig (1)(2)(3)(6)	58	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of nominating and corporate governance committee

Executive Officers

Joseph Visconti has been our Chief Executive Officer and Chairman of the Board since 2015. Mr. Visconti served as our President from 2015 to 2024 and was recently reappointed President in January 2025. In January 2026, we appointed Mr. Visconti as Interim Chief Financial Officer. With over 25 years of executive level operational and financial experience, Mr. Visconti was the founder, CEO and President of two previous companies, the first company was a regional Investment Bank that he built to over 400 employees and sold in 2000. The second company was ValueRich, a financial media company that was taken public on the American Stock Exchange in 2007. ValueRich transitioned from media related business to Twin Vee PowerCats, Inc. in 2015. Mr. Visconti has experience building teams of professionals with a focus on product development and bringing those products to market. Mr. Visconti received his Associate’s degree from Lynn University in 1984.

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

Independent Directors

Kevin Schuyler, CFA has served as our non-executive Chairman of the Board since June 2022, our director since June 2022 and is our Lead Independent Director. Mr. Schuyler is a Managing Director for CornerStone Partners, an institutional investment adviser. Before joining CornerStone Partners in 2006, he was the chief investment officer at The Nature Conservancy, the world’s largest not-for-profit conservation organization. Mr. Schuyler began his professional career working at the Chicago Board of Trade with Louis Dreyfus Corporation and later was a management consultant with McKinsey & Company. Mr. Schuyler serves on the board of Wildrock, Inc., a local not-for-profit, and is a director and Chairman of the Board of Adial Pharmaceuticals, a NASDAQ-listed company (ADIL). A member of the Chartered Financial Analyst Society of Virginia, Mr. Schuyler graduated with honors from Harvard College and earned an MBA from the Darden Graduate School of Business at the University of Virginia.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. We believe Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Larry Swets, Jr. has been a member of our board of directors since December 2025. He has over 25 years of experience within financial services encompassing both non-executive and executive roles. In 2005, Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, where he has served as Managing Member since its inception, providing strategic consulting, capital structuring, and investment oversight to a range of clients and portfolio companies. In August 2018, he expanded his entrepreneurial endeavors by founding Itasca Golf Managers, Inc., a management services and advisory firm focused on operational management, capital improvement, and strategic growth initiatives in the real estate and hospitality industries. Since February 2024, Mr. Swets has served as Head of Merchant Banking of FG Nexus Inc. (“FGNX”), formerly FG Financial Group Inc. (NASDAQ: FGF) which operates as a Ethereum Treasury Company and previously as a reinsurance and asset management holding company. His leadership at FGNX is underpinned by a long tenure on its Board of Directors, which he has served on since November 2013. Beyond his work with FGNX, Mr. Swets has also served as Chief Executive Officer of Greenland Exploration Corp. since June 2025 and maintains an active presence across several corporate boards. He has been a Director of GreenFirst Forest Products Inc. (TSXV: GFP), a public company investing in the forest products industry, since June 2016 and has also served on the Board of the Ascension Illinois Foundation since March 2018. From October 2021 to September 2024, Mr. Swets served as Chief Executive Officer and a member of the Board of Directors of FG Acquisition Corp. (TSX: FGAA.U), a special purpose acquisition company. Under his leadership, FG Acquisition Corp. successfully completed its merger with Strong/MDI Screen Systems, Inc., resulting in the formation of Saltire Capital Ltd. (TSX: SLT). Following the merger, he transitioned to the role of Executive Chairman of Saltire Capital Ltd., a position he has held since September 2024. In addition to these responsibilities, Mr. Swets has served since September 2025 as Chief Executive Officer of FG Imperii Acquisition Corp, since September 2023, as Chief Executive Officer of FG Merger II Corp., since October 2024 as a senior advisor to Aldel Financial II Inc., and since October 2023 as Chief Executive Officer of FG Merger II Corp., each of which are a special purpose acquisition company currently engaged in identifying and pursuing a strategic business combination. Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021. Mr. Swets also previously served as a member of the board of directors of FG Nexus, formerly FG Financial Group Inc., from November 2013 to February 2024, FG Group Holdings, Inc. from October 2021 to February 2024, Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, and Insurance Income Strategies Ltd. from October 2017 to December 2021. He was also a founder and served as Chairman of the Board of Unbounded Media Corporation from June 2019 to September 2023. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

We believe that Mr. Swets’ expertise in financial services in both executive and non-executive roles makes him an invaluable member of our Board and well qualified to be a director of the Company.

Carol Craig has been a member of our board of directors since December 2025. She is a bold innovator who turned ambition into orbit. As the founder, CEO, and board chair of Sidus Space (NASDAQ: SIDU) since its inception in 2012, she leads a vertically integrated Space-as-a-Service company offering satellite design, manufacturing, payload hosting, AI-driven data solutions, and end-to-end mission operations—all from its 35,000-square-foot facility on Florida’s Space Coast. A true “astropreneur,” Ms. Craig blazed trails early: she was one of the first women eligible to fly combat missions in the U.S. Navy, serving as the first female aviator in her P-3C Orion squadron handling all tactical communication and navigation. Before Sidus, she founded Craig Technologies in 1999, building it from a one-person consultancy into a major aerospace and defense engineering firm offering software development, systems engineering, IT support, and integrated logistics. Academically, Ms. Craig holds a BA in Computer Science from Knox College, BS in Computer Science Engineering from the University of Illinois, MS in Electrical and Computer Engineering from UMass Amherst, and is currently pursuing a PhD in Systems Engineering at Florida Institute of Technology. In December 2021, she made history as the first female founder and owner of a space-based company to take it public through a Nasdaq IPO—without using a special purpose acquisition company. Under her leadership, Sidus Space developed and launched the LizzieSat™ series—hybrid, 3D-printed satellites showcasing advanced manufacturing and operational capabilities. LizzieSat-1 launched in March 2024, followed by LizzieSat-2 in December 2024.

We believe that Ms. Craig’s expertise in public company leadership makes her an invaluable member of our Board and well qualified to be a director of the Company.

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

Our certificate of incorporation provides that our board of directors is divided into three (3) classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three (3) classes as follows:

●	the Class I directors are Larry Swets, Jr. and Carol Craig, and their terms will expire at the annual meeting of stockholders to be held in 2028;

●	the Class II director is Preston Yarborough, and his terms will expire at the annual meeting of stockholders to be held in 2026; and

●	the Class III directors are Kevin Schuyler and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2027.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Ms. Craig or Messrs. Schuyler and Swets have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Certain Relationships and Related Party Transactions.”

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

Board Members	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Kevin Schuyler	Chair	Member	Member
Larry Swets, Jr.	Member	Chair	Member
Carol Craig	Member	Member	Chair

Audit Committee

The members of our audit committee consist of Kevin Schuyler, Larry Swets, Jr., and Carol Craig. Mr. Schuyler serves as the chair of our audit committee. All of the members of the audit committee are independent, as that term is defined under the rules of Nasdaq. The primary purpose of the audit committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. Specifically, the audit committee will:

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

Compensation Committee

Our compensation committee consists of Kevin Schuyler, Larry Swets, Jr., and Carol Craig. Mr. Swets serves as the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee consist of Kevin Schuyler, Larry Swets, Jr., and Carol Craig. Ms. Craig serves as the chair of our nominating and corporate governance committee. Each is independent, as that term is defined under the rules of Nasdaq. Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and corporate governance committee:

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

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.twinvee.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website at www.twinvee.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Glenn Sonoda, Secretary, Twin Vee PowerCats Co., 3101 US-1 Fort Pierce, Florida 34982.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2025, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, Chief Executive Officer, Interim Chief Financial Officer and President
●	Scott Searles, Former Interim Chief Financial Officer
●	Michael P. Dickerson, Former Chief Financial & Administrative Officer
●	Preston Yarborough, Vice President

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Joseph C. Visconti(2)	2025	515,385	600,000	60,280	55,456	(3)	1,231,121
Chief Executive Officer, Interim Chief Financial Officer and President	2024	384,233	500,000	84,900	52,940	(3)	1,022,073

Scott Searles (6)
Former Interim Chief Financial Officer	2025	74,000	—	—	—		74,000

Michael P. Dickerson (7)	2025	163,274	70,000	10,960	15,065	(4)	259,299
Former Chief Financial & Administrative Officer	2024	141,538	130,000	114,300	36,094	(4)	421,932

Preston Yarborough	2025	207,692	100,000	—	39,241	(5)	346,933
Vice President	2024	182,584	67,761	28,300	33,578	(5)	312,223

(1)	Options issued pursuant to the 2021 Plan and Forza’s 2022 Stock Incentive Plan (the “2022 Plan”). The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal years ended December 31, 2025 and 2024 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 13 to the consolidated financial statements included in this report.

(2)	Mr. Visconti serves as our Chief Executive Officer, Interim Chief Financial Officer, President and Chairman of the Board. He resigned the role of President in July 2024 and was reappointed to such role on January 22, 2025. The Summary Compensation Table does not include the following compensation paid to Mr. Visconti by Forza in connection with his employment as an executive officer of Forza prior to the Merger: (i) salary of $124,618 during 2024; (ii) bonus payments of $0 during 2024; and (ii) stock option awards with a grant date fair value of $0 during 2024. Mr. Visconti was appointed Forza’s Executive Chairman and Chief of Product Development in July 2022. In March 2024, Mr. Visconti was appointed as Forza’s Interim Chief Executive Officer.

(3)	Consists of $31,154 of car expense, $18,263 of health insurance expense, $3,647 of travel expense, and $2,392 for travel and entertainment expenses paid in 2025 and $30,000 of car expense, $21,578 of health insurance expense, and $1,362 of life insurance expense paid in 2024.

(4)	Consists of $15,065 of health insurance expense paid in 2025 and $11,094 of health insurance expense and $25,000 for relocation expenses paid in 2024.

(5)	Consists of $25,834 of health insurance expense, $12,923 of car expense, and $484 for travel and entertainment expenses paid in 2025 and $21,578 of health insurance expense and $12,000 of car expense paid in 2024.

(6)	Represents a partial year beginning September 17, 2025. Mr. Searles ceased to serve as our Interim Chief Financial Officer in January 2026.

(7)	Mr. Dickerson resigned as our Chief Financial & Administrative Officer in September 2025.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2025)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2025:

Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	27,199	0	(1)	58.00	6/8/2031	—	—
Chief Executive Officer, Interim Chief Financial Officer and President	24,666	0	(2)	81.70	8/10/2032	—	—
	25,000	0	(3)	20.10	10/20/2032	—	—
	6,116	0	(4)	21.70	12/14/2032	—	—
	6,361	2,446	(6)	11.40	10/4/2033	—	—
	22,500	7,500	(8)	5.70	6/26/2034
	8,555	35,445	(9)	2.71	05/19/2035

Preston Yarborough	13,599	0	(1)	58.00	7/23/2031	—	—
Vice President	1,800	700	(5)	13.50	10/4/2033	—	—
	7,491	2,508	(7)	5.70	6/26/2034	—	—
	3,057	0	(4)	21.70	12/14/2032	—	—
	1,098	430	(6)	11.40	10/4/2033	—	—
	1,555	6,445	(9)	2.71	05/19/2025

(1)	On July 23, 2021, options were granted under the 2021 Plan, vesting monthly over 3 years.

(2)	On August 11, 2022, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were assumed by Twin Vee in connection with the Merger.

(3)	On October 20, 2022, options were granted under the 2021 Plan, vesting monthly over 3 years.

(4)	On December 16, 2022, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were assumed by Twin Vee in connection with the Merger.

(5)	On October 4, 2023, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting monthly over 3 years.

(6)	On October 4, 2023, options were granted under the 2022 Plan, vesting monthly over 3 years. Options were converted to Twin Vee options in connection with the Merger.

(7)	On April 4, 2024, options were granted under the 2021 Plan, with the first 25,000 shares vesting six months after the date of grant and the remaining shares vesting on the first day of each month thereafter, pro rata monthly over the next 30 months.

(8)	On June 26, 2024, options were granted under the 2021 Plan, vesting annually over 4 years.

(9)	On May 19, 2025, options were granted, under the Twin Vee 2021 Stock Incentive Plan, vesting annually over 3 years.

Employment Arrangements with Our Named Executive Officers

Joseph Visconti

Twin Vee entered into a five-year employment agreement with Mr. Visconti effective upon the closing of the initial public offering in July 2021, which was amended on October 20, 2022 (as amended, the “Visconti Employment Agreement”). Under the Visconti Employment Agreement, Mr. Visconti serves as Twin Vee’s President and Chief Executive Officer. He receives an annual base salary of $250,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 120% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Upon the completion of Twin Vee’s initial public offering in July 2021, Mr. Visconti received a stock option to purchase 272,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date. On October 20, 2022, Mr. Visconti received a stock option to purchase 250,000 shares of Twin Vee’s common stock under the 2021 Plan, vesting pro rata on a monthly basis over a three-year period subject to continued employment through each vesting date. On January [9], 2026, Mr. Visconti was appointed as Interim Chief Financial Officer, a role for which he will receive no additional compensation.

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

Scott P. Searles

Twin Vee entered into a ninety-day employment agreement with Mr. Searles (the “Searles Employment Agreement”) effective April 4, 2024. Under the Searles Employment Agreement, Mr. Searles served as Twin Vee’s Interim Chief Financial Officer. He received a base salary of $60,000 for the term period and is eligible to receive stock options to purchase shares of Twin Vee’s common stock under its 2021 Plan or such other equity awards as Twin Vee’s board of directors may determine in its sole discretion.

The Searles Employment Agreement provides that Mr. Searles is eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers.

The Searles Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Searles; (iii) by Mr. Searles upon 30 days written notice to Twin Vee; or (iv) by Twin Vee upon notice.

Pursuant to the Searles Employment Agreement, Mr. Searles is subject to a three-month post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee the effective date of the Searles Employment Agreement, Mr. Searles will receive the balance of the base salary.

The receipt of any termination benefits described above is subject to Mr. Searles’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Searles Employment Agreement.

In the event of Mr. Searles’s termination due to death or disability not in connection with a change in control, Mr. Searles will receive full vesting of any outstanding, unvested equity awards granted under the 2021 Plan. In the event of Mr. Searles’s termination due to death or disability in connection with a change in control, Mr. Searles will receive full vesting of any outstanding, unvested equity awards granted under any of our equity incentive plans. Mr. Searles’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Mr. Searles terminated his employment as our Interim Chief Financial Officer in January 2026.

Michael P. Dickerson

Twin Vee entered into a five-year employment agreement with Mr. Dickerson (the “Dickerson Employment Agreement”) effective April 4, 2024. Under the Dickerson Employment Agreement, Mr. Dickerson served as Twin Vee’s Chief Financial and Administrative Officer. He received an annual base salary of $200,000 and was eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary, based upon achievement of performance goals established by the compensation committee of Twin Vee’s board of directors. Mr. Dickerson also received a stock option to purchase 150,000 shares of Twin Vee’s common stock under its 2021 Plan, vesting as follows: One-sixth (25,000) of the Option vesting six months after the issuance date and subsequently in thirty (30) equal monthly installments commencing on the first day of the month thereafter, subject to his continued employment through each such vesting date.

The Dickerson Employment Agreement provided that Mr. Dickerson was eligible to participate in all benefit and fringe benefit plans generally made available to Twin Vee’s other executive officers. In addition, he was entitled to four weeks of paid time off per year. Twin Vee paid up to $2,000 per month towards Mr. Dickerson and Mr. Dickerson’s family health insurance coverage. Moreover, Mr. Dickerson was paid $25,000 for relocation expenses and temporary lodging after the Dickerson Employment Agreement was executed.

In the event that Twin Vee generated Eight Million Dollars ($8,000,000) in top line revenue for any rolling three-month period, the Dickerson Employment Agreement stated that Twin Vee shall start paying for the entire cost of medical insurance coverage for Mr. Dickerson and his family throughout the Term of the Agreement. Mr. Dickerson would have also started receiving a $1,000 a month car allowance throughout the Term of the Agreement.

The Dickerson Employment Agreement provided that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Dickerson; (iii) by Mr. Dickerson upon 90 days written notice to Twin Vee; (iv) by Twin Vee for cause (as defined in the Dickerson Employment Agreement); or (v) by Twin Vee without cause.

Pursuant to the Dickerson Employment Agreement, Mr. Dickerson was subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination by Twin Vee without cause after the first three (3) months following the effective date of the Dickerson Employment Agreement, Mr. Dickerson would have received an aggregate of six months of salary continuation at his then-current base annual salary, paid out in equal installments over a six-month period.

The receipt of any termination benefits described above was subject to Mr. Dickerson’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Dickerson Employment Agreement.

In the event of Mr. Dickerson’s termination due to death or disability not in connection with a change in control, Mr. Dickerson would have received full vesting of any outstanding, unvested equity awards granted under the 2021 Plan. In the event of Mr. Dickerson’s termination due to death or disability in connection with a change in control, Mr. Dickerson would have received full vesting of any outstanding, unvested equity awards granted under any of our equity incentive plans. Mr. Dickerson’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination.

Mr. Dickerson resigned as our Chief Financial & Administrative Officer in September 2025.

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

On October 4, 2023, the board of directors approved the temporary payment of $7,000 a month in additional compensation to Preston Yarborough for services he rendered as Interim Plant Manager of the AquaSport manufacturing plant in White Bluff Tennessee. This arrangement ended January 5, 2024.

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

2021 Stock Incentive Plan

On April 8, 2021, our board of directors and our stockholders approved the Twin Vee PowerCats Co. 2021 Stock Incentive Plan, which plan was amended and restated on June 1, 2021. The 2021 Plan became effective immediately prior to the closing of our initial public offering in July 2021. The principal provisions of the 2021 Plan are summarized below.

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that initially could be issued under the 2021 Plan in connection with awards was 1,000,000 shares. In addition, the maximum number of shares of common stock that may be issued under the 2021 Plan automatically increases on January 1 of each calendar year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, by a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. All available shares may be utilized toward the grant of any type of award under the 2021 Plan. The 2021 Plan imposes a limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year of 1,000,000 shares. The total number of shares authorized for issuance under the 2021 Plan increased on January 1, 2024 to 2,171,800 shares of our common stock. In addition, effective as of November 11, 2024, the 2021 Plan was amended to increase the number of shares of common stock available for issuance thereunder by 1,000,000 shares to 3,171,800 shares. We have issued options to purchase an aggregate of 1,271,016 shares of our common stock. The total number of shares available for issuance further increased on January 1, 2025 to 3,841,150 shares of our common stock. After the Reverse Stock Split, the total number of shares available for issuance was adjusted to 384,115 shares of our common stock.

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

Director Compensation

 2025 Director Compensation

Cash Compensation

The non-employee directors are entitled to receive the following cash compensation for their services:

●	$100,000 per year for service as lead independent director of the board who also chairs the audit committee (receiving no other cash compensation);

●	$5,000 per year for service as a non-lead independent director of the board;

●	$5,000 per year additionally for service as a non-lead independent director and member of the audit committee (excluding the committee chair);

●	$4,000 per year additionally for service as a non-lead independent director and member of the compensation committee (excluding the committee chair, who shall be entitled to receive $5,000 per year); and

●	$4,000 per year additionally for service as a non-lead independent director and member of the corporate governance and nominating committee (excluding the committee chair, who shall be entitled to receive $5,000 per year).

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

During the year ended December 31, 2025, Marcia Kull and Neil Ross each received a grant of non-qualified stock options under our 2021 Plan to purchase 1,000 shares of our common stock. Additionally, Kevin Schuyler received a grant of non-qualified stock options under our 2021 Plan to purchase 3,000 shares of our common stock.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2025, including service on the Twin Vee board as well as the Forza board, as applicable. The compensation for each of Messrs. Visconti and Yarborough as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Yarborough receive no compensation for service as directors.

(a) Name	(b) Fees Earned or Paid in Cash ($)	I Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Neil Ross(1)	43,150	—	1,316	—	—	—	44,466
Kevin Schuyler	100,000	—	3,948	—	—	—	103,948
Marcia Kull(1)	43,150	—	1,316				44,466
Larry Swets, Jr. (2)	—	—	—	—	—	—	—
Carol Craig (2)	—	—	—	—	—	—	—

(1)	In October 2025, Neil Ross and Marcia Kull provided notice to the Company that they would not be standing for election at the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”).

(2)	Larry Swets, Jr. and Carol Craig joined the Twin Vee board following their respective election at the 2025 Annual Meeting.

(3)	As of December 31, 2025, the following are the outstanding aggregate number of option awards held by each of our directors and former directors who were not also Named Executive Officers:

Name	Option Awards (#)
Neil Ross	2,986
Kevin Schuyler	4,436
Marcia Kull	1,336
Larry Swets, Jr.	—
Carol Craig	—

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

Additionally, effective as of the closing of the merger of Forza X1, Inc. into Twin Vee Merger Sub, Inc., a subsidiary of Twin Vee PowerCats Co., Kevin Schuyler was appointed by Twin Vee as lead independent director and the compensation payable to the Twin Vee’s directors was adjusted as follows: (i) Kevin Schuyler, lead independent director: $100,000 per year; (ii) Neil Ross - independent director: $45,000 per year; and (iii) Marcia Kull - independent director: $45,000 per year.

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

During the fiscal year ended December 31, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information, and ending one business day after the filing or furnishing of such report, except as set forth in the table below:

Name	Grant date	Number of securities underlying the award		Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Joseph C. Visconti	06/26/2024	300,000		$0.57	$84,900	-12.3%
	11/26/2024	244,666	(1)	8.17	—	-0.5%
	11/26/2024	61,166	(1)	2.17	550	-12.3%
	11/26/2024	88,079	(1)	1.138	7,134	-12.3%

Preston Yarborough	06/26/2024	200,000		$0.57	$28,300	-12.3%
	11/26/2024	45,874	(1)	8.17	1,651	-12.3%

(1)	Received in connection with the Merger in exchange options to purchase shares of Forza Common Stock. Each share of Forza Common Stock was exchanged for 0.611666275 shares of Twin Vee Common Stock on the effective date of the Merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of February 15, 2026, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of February 15, 2026, we had 2,237,299 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before approximately 60 days after the date of this report. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twin Vee PowerCats Co. 3101 S. US-1 Ft. Pierce, Florida 34982.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Joseph C. Visconti (1)	371,503	16.7%
Preston Yarborough(2)	34,794	1.6%
Kevin Schuyler(3)	10,689	*

All current executive officers and directors as a group (5 persons)	416,986	18.6%

* Represents beneficial ownership of less than one percent.

(1)	Mr. Visconti owns an aggregate of 242,914 shares of common stock and options to purchase an aggregate of 165,587 shares of common stock, of which options to purchase an aggregate of 128,589 shares of common stock, all of which will vest and be exercisable within 60 days of February 15, 2026.

(2)	Mr. Yarborough owns an aggregate of 3,835 shares of common stock and options to purchase an aggregate of 38,683 shares of common stock, of which options to purchase an aggregate of 30,959 shares of common stock, all of which will vest and be exercisable within 60 days of February 15, 2026.

(3)	Mr. Schuyler owns an aggregate of 6,252 shares of common stock and options to purchase an aggregate of 4,436 shares of common stock, all of which will vest and be exercisable within 60 days of February 15, 2026.

Changes In Control

None.

Equity Compensation Plan Information

See Part II, Item 5 “Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us. The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the forms of the agreements have been filed as exhibits to this report and are available electronically on the website of the SEC at www.sec.gov.

The following is a description of each transaction since January 1, 2024 or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see “Executive Compensation”.

Lease Agreement with Visconti Holdings

The Company leases its office and production facilities, located at 3101 S US-1, Fort Pierce, Florida from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C Visconti, our CEO. We entered into the lease on January 1, 2020, which, as amended January 1, 2021, provided for an initial term of five years and one additional five-year term at the option of the Company. The Lease Agreement was amended on December 30, 2025 and was converted to a month-to-month tenancy while the parties negotiate a subsequent lease agreement. During the month-to-month tenancy, the Company pays Visconti Holdings, LLC $36,456 per month plus applicable sales and use tax, which is currently 6.5% in St. Lucie County, Florida.

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

Black Mountain Lease Agreement

In August of 2022, Forza signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the president of Forza, James Leffew, purchased the property, and Forza executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2025 and 2024, the lease expense was $0 and $7,500, respectively, paid to Mr. Leffew. The Black Mountain Lease Agreement ended in 2024.

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

Item 14. Principal Accounting Fees and Services.

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2025 and 2024 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024

Audit Fees	$189,588	$173,273
Audit-Related Fees	41,000	14,385
Tax Fees	—	—
All Other Fees	—	—
	$230,588	187,658

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report has been identified

Item 16. Form 10-K Summary.

Not Applicable

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 8, 2022, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on September 9, 2022)
2.2	Form of Support Agreement, by and between Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.’s directors, officers and certain stockholders (Incorporated by reference to the Exhibit 2.2 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on September 9, 2022)
2.3	Agreement and Plan of Merger, dated August 12, 2024, by and between Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee merger Sub, Inc. and Twin Vee PowerCats, Inc. (Incorporated by reference to the Exhibit 2.1 to the Company’s Form 8-K, File No. 001-40623, filed with the SEC on August 12, 2024)
3.6	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
3.7	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on July 2, 2021)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on July 2, 2021)
4.3	Description of Securities of Twin Vee PowerCats Co. (Incorporated by reference to the Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the SEC on March 31, 2022)
4.4	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on September 30, 2022)
4.5	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Forza X1, Inc., File No. 001-41469, filed with the SEC on August 16, 2022)
4.6	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Forza X1, Inc., File No. 001-41469, filed with the SEC on June 14, 2023)
4.7	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on May 12, 2025)

4.8	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on February 23, 2026)
10.2+	Repurchase Agreement, by and among Twin Vee PowerCats, Inc., Twin Vee Catamarans, Inc. and Northpoint Commercial Finance LLC, dated May 18, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.3	Inventory Blanket Repurchase Agreement, dated January 12, 2017, by and between Twin Vee Catamarans, Inc. and Bank of the West (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
10.4+	Inventory Financing Agreement, dated January 28, 2010, between GE Commercial Distribution Finance Corporation and Twin Vee Catamarans, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.5*	Lease Agreement, dated January 1, 2021, by and among Visconti Holdings, LLC, Twin Vee Catamarans, Inc. and Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-k, File No. 001-40623, filed with the Securities and Exchange Commission on March 20, 2025).
10.6	SBA Loan Authorization and Agreement, dated April 21, 2020, with Twin Vee PowerCats, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021)
10.7†	Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 2, 2021)
10.8†	Employment Agreement, effective as of July 23, 2021, with Joseph Visconti (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.9†	Employment Agreement, effective as of July 23, 2021, with Preston Yarborough (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.10†	Paycheck Protection Program Second Draw Promissory Note, dated March 19, 2021 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-255134, filed with the SEC on June 17, 2021)
10.12	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on August 18, 2022)
10.14	Agreement, dated August 17, 2022, by and between Forza X1, Inc. and OneWater Marine, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on August 18, 2022)
10.16†	Amendment to Employment Agreement, effective as of October 20, 2022, between Twin Vee PowerCats Co. and Joseph Visconti (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on October 21, 2022)
10.17	Commercial Lease Agreement (with Option to Purchase), dated May 5, 2023, by and between, AquaSport Co., Ebbtide Corporation and Twin Vee PowerCats Co. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K , File No. 001-40623, filed with the SEC on May 9, 2023)
10.18†	Employment Agreement, effective April 4, 2024, by and between Twin Vee PowerCats Co. and Michael P. Dickerson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the SEC on April 5, 2024)
10.19†	Amendment to Employment Agreement, dated June 27, 2024, by and between Twin Vee PowerCats Co. and Preston Yarborough, (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on July 2, 2024)

10.20†	Employment Agreement, dated July 12, 2024, by and between Twin Vee PowerCats Co. and Karl J. Zimmer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the SEC on July 15, 2024)
10.21†	Amendment No. 1 to the Twin Vee PowerCats Co. Amended and Restated 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, 001-40623, filed with the SEC on November 12, 2024).
10.22†	Separation Agreement, dated November 30, 2024, between Twin Vee PowerCats Co. and Karl Zimmer (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on December 5, 2024)
10.23†	Consulting Agreement, effective December 1, 2024, between Twin Vee PowerCats Co. and Zimmer Consultants, LLC (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on December 5, 2024)
10.24^	License and Conditional Sale Agreement, effective February 4, 2025, by and between Revver Digital, LLC and Twin Vee PowerCats Co. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the SEC on February 10, 2025)
10.25†	Forza X1, Inc. 2022 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non-Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to Forza X1, Inc.’s Registration Statement on Form S-1, File No. 333-261884, filed with the SEC on July 25, 2022)
10.26	Wizz Banger 2025 Subsidiary Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
10.27	Subsidiary Plan Stock Restriction Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
10.28	Subsidiary Plan Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on June 16, 2025)
10.29	Underwriting Agreement, dated May 8, 2025, by and between Twin Vee PowerCats Co. and ThinkEquity LLC, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on May 12, 2025)
10.30	Placement Agency Agreement, dated as of February 19, 2026, by and between Twin Vee PowerCats Co. and ThinkEquity LLC, as placement agent (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on February 23, 2026)
19.1*	Insider Trading Policy (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, File No. 001-40623 filed with the Securities and Exchange Commission on March 20, 2025)
21.1*	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, File No. 001-40623, filed with the Securities and Exchange Commission on March 20, 2025)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy adopted on November 10, 2023 (Incorporated by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, File No. 001-40623, filed with the SEC on March 27, 2024)

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
^	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Vee PowerCats Co.
(Registrant)

Dated: February 27, 2026	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Twin Vee PowerCats Co., in the capacities and on the date indicated

Signature	Title	Date

/s/ Joseph C. Visconti	Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
Joseph C. Visconti

/s/ Preston Yarborough	Vice President and Director	February 27, 2026
Preston Yarborough

/s/Carol Craig	Director	February 27, 2026
Carol Craig

/s/ Kevin Schuyler	Director	February 27, 2026
Kevin Schuyler

/s/ Larry Swets Jr.	Director	February 27, 2026
Larry Swets Jr.