Form 10-Q
period 2026-03-31
Twin Vee PowerCats, Co.
filed 2026-05-07
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-40623

TWIN VEE POWERCATS CO.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1417610 (I.R.S. Employer Identification No.)

3101 S. US-1 Ft. Pierce, Florida (Address of principal executive offices)	34982 (Zip Code)

(772) 429-2525

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VEEE	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

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

As of May 5, 2026 there were 529,330 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$5,456,639	$1,431,578
Restricted cash	215,117	215,117
Accounts receivable	583,292	—
Inventories, net	2,554,853	2,492,741
Prepaid expenses and other current assets	287,433	227,781
Deferred offering expenses	—	30,000
Note receivable, current portion	500,000	500,000
Total current assets	9,597,334	4,897,217

Property and equipment, net	7,984,461	8,342,961
Operating lease right of use asset, net	2,641,100	—
Note receivable less current portion, net of discount	2,967,998	2,967,998
Security deposit	26,193	26,193
Total Assets	$23,217,086	$16,234,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,507,282	$1,114,835
Accrued liabilities	1,056,649	714,248
Contract liabilities	210,800	395,932
Finance lease liabilities	18,482	19,498
Operating lease liabilities	438,821	—
Total current liabilities	3,232,034	2,244,513

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	17,859	22,145
Operating lease liabilities - noncurrent	2,218,810	—
Total Liabilities	5,968,603	2,766,558

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock: 50,000,000 authorized; $0.001 par value; 529,330 and 60,468 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	529	60
Additional paid-in capital	53,342,460	47,467,979
Accumulated deficit	(36,094,506)	(34,000,228)
Total stockholders’ equity	17,248,483	13,467,811

Total Liabilities and Stockholders’ Equity	$23,217,086	$16,234,369

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net sales	$3,964,706	$3,612,291
Cost of products sold (excluding depreciation & amortization)	3,768,369	3,075,177
Gross profit	196,337	537,114

Operating expenses:
Selling, general and administrative	860,551	598,552
Salaries and wages	885,505	966,962
Professional fees	119,054	146,011
Loss on sale of property & equipment	—	63,011
Depreciation and amortization	467,161	441,672
Total operating expenses	2,332,271	2,216,208

Loss from operations	(2,135,934)	(1,679,094)

Other income (expense):
Other income	—	49,424
Interest expense	(10,940)	(36,203)
Interest income	52,596	55,633
Total other income	41,656	68,854

Loss before income tax	(2,094,278)	(1,610,240)
Income tax provision	—	—
Net loss	$(2,094,278)	$(1,610,240)

Basic and diluted loss per share of common stock	$(12.93)	$(40.05)
Weighted average number of shares of common stock outstanding	161,925	40,201

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2025	40,201	$40	$44,609,765	$(25,392,955)	$19,216,850
Stock-based compensation	—	—	55,968	—	55,968
Net loss	—	—	—	(1,610,240)	(1,610,240)
Balance, March 31, 2025	40,201	$40	$44,665,733	$(27,003,195)	$17,662,578

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2026	60,468	$60	$47,467,979	$(34,000,228)	$13,467,811
Stock-based compensation	—	—	74,925	—	74,925
Issuance of common stock	468,862	469	5,799,556	—	5,800,025
Net loss	—	—	—	(2,094,278)	(2,094,278)
Balance, March 31, 2026	529,330	$529	$53,342,460	$(36,094,506)	$17,248,483

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(2,094,278)	$(1,610,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	74,925	55,968
Depreciation and amortization	467,161	441,672
Loss on sale of property & equipment	—	63,011
Amortization of right-of-use asset	134,060	97,524
Change in inventory reserve	173,409	26,644
Changes in operating assets and liabilities:
Accounts receivable	(583,292)	(198,829)
Inventories	(235,521)	114,929
Prepaid expenses and other current assets	(29,652)	1,604
Accounts payable	392,447	(709,519)
Accrued liabilities	342,401	157,497
Operating lease liabilities	(117,529)	(109,037)
Contract liabilities	(185,132)	(67,500)
Net cash used in operating activities	(1,661,001)	(1,736,276)

Cash Flows From Investing Activities
Security deposit	—	14,087
Proceeds from sale of property & equipment	—	25,000
Purchase of property and equipment	(108,661)	(828,861)
Net cash used in investing activities	(108,661)	(789,774)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $1,392,615	5,800,025	—
Finance lease payments	(5,302)	(54,806)
Net cash provided by (used in) financing activities	5,794,723	(54,806)

Net change in cash, cash equivalents and restricted cash	4,025,061	(2,580,856)
Cash, cash equivalents and restricted cash at beginning of the period	1,646,695	7,706,240
Cash, cash equivalents and restricted cash at end of the period	$5,671,756	$5,125,384

Supplemental Cash Flow Information
Cash paid for interest	$88,334	$76,426

Non-Cash Investing and Financing Activities
Right of use asset - operating leases	$2,775,160	$—

Reconciliation to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$5,456,639	$4,910,267
Restricted cash	215,117	215,117
Total cash, cash equivalents and restricted cash	$5,671,756	$5,125,384

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 2026

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

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed its name to Forza X1, Inc. (“Forza X1” or “Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary). On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024 (the “Merger Agreement”), by and between Twin Vee, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee. At the effective time of the Merger, (a) each outstanding share of common stock of Forza, par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the Effective Time, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

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

State of Nevada Reincorporation

On April 10, 2026, the Company completed its reincorporation from the State of Delaware to the State of Nevada. The move was approved by the Company’s stockholders at its annual meeting of stockholders in November 2025. This move has no impact on the accompanying condensed consolidated financial statements.

Going Concern

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our revenues will not increase sufficiently nor our expenses to decline sufficiently to achieve cash-flow breakeven in the short-term. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the three months ended March 31, 2026, we incurred a loss from operations of $2,135,934 and a net loss of $2,094,278. As of March 31, 2026, we had accumulated deficits of $36,094,506. To address these conditions:

●	We have demonstrated improving recent recovery trends, with positive revenue growth and gross margins, however not to a level that yet supports a positive operating cash flow.
●	We closed three equity offerings during the first quarter totaling 17,347,900 shares of common stock (468,862 shares of common stock adjusted for the subsequent May 4, 2026 1 for 37 reverse stock split) for total net proceeds of $5,800,025.

●	As of March 31, 2026, we maintain a cash, cash equivalents and restricted cash balance of $5,671,756.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the condensed consolidated financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of March 31, 2026, Forza X1 and Wizz Banger, Inc., collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.

In order to regain compliance with the minimum $1.00 bid price per share requirement of Nasdaq’s Marketplace Rule 5550(a)(2), Twin Vee effected a reverse stock split (the “Reverse Split”) of its common stock at a reverse stock split ratio of 1-for-37, and began trading on a reverse-split-adjusted basis on Nasdaq as of the open of trading on May 4, 2026 under the existing ticker symbol “VEEE.” The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Split. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s condensed consolidated balance sheet attributable to the Company’s common stock was reduced proportionally based on the Reverse Split ratio of one-for-37 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the condensed consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Total accounts receivable
March 31, 2026	$583,292
December 31, 2025	$—

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2026 and December 31, 2025, the Company had customer deposits of $210,800 and $395,932, respectively, which is recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are refundable and are recognized as revenue when the related boat is delivered, generally within 90 days.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2026 and December 31, 2025, the Company had $4,704,233 and $798,146, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On March 31, 2026 and December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $5,671,756 and $1,646,695, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On March 31, 2026 and December 31, 2025, included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $215,117.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

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

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method on a first-in, first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

At March 31, 2026 and December 31, 2025, the provision for excess or obsolete inventories is $398,129 and $224,720, respectively.

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

Product Warranty Costs

The Company accrues for warranty costs based on the expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability for warranty cost is based upon historical information and experience. The Company’s warranty reserve is calculated as the gross sales multiplied by the historical warranty expense return rate. The Company’s warranty liability is included in the accrued liabilities line item of the accompanying condensed consolidated balance sheets.

Advertising

Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, advertising costs incurred by the Company totaled $72,641 and $10,922, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the condensed consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended March 31, 2026 and 2025, shipping and handling costs amounted to $65,694 and $51,846, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended March 31, 2026, the Company purchased all engines (Mercury, Suzuki and Yamaha) for its boats under supplier agreements with three vendors. Total purchases from these vendors were $640,032. During the three months ended March 31, 2025, the Company purchased all engines from two vendors (Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $463,584.

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

Recently Issued and Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. Early adoption is permitted. The Company adopted the ASU, and the adoption had no material effect on the unaudited condensed consolidated financial statements and related disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The Company is currently evaluating the potential impact the adoption of ASU 2024-03 will have on its future disclosures.

2. Inventories

At March 31, 2026 and December 31, 2025, inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Raw Materials	$2,710,821	$2,517,006
Work in Process	129,755	112,100
Finished Product	112,406	88,355
Total Inventory	$2,952,982	$2,717,461
Reserve for Excess and Obsolete	(398,129)	(224,720)
Net inventory	$2,554,853	$2,492,741

3. Property and Equipment

At March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Machinery and equipment	$3,354,246	$3,354,246
Furniture and fixtures	36,816	36,816
Leasehold improvements	3,222,224	3,219,520
Software and website development	1,089,155	1,089,155
Computer hardware and software	120,328	120,328
Boat molds	5,441,095	5,347,338
Vehicles	94,534	94,534
Assets under construction	29,800	17,600
	13,388,198	13,279,537
Less accumulated depreciation and amortization	(5,403,737)	(4,936,576)
	$7,984,461	$8,342,961

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2026 and 2025 were $467,161 and $441,672, respectively.

4. Operating Leases

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

The Company leases its office and warehouse facilities, and the land, which is located at 3101 S US-1, Fort Pierce, Florida (the “Property”) from Visconti Holdings, LLC. Visconti Holdings, LLC is a single member LLC that holds the ownership of the property, and its sole member is Joseph C. Visconti, the CEO of the Company. On March 12, 2026, the Company entered into a new 5-year lease through December 31, 2030. The base rent payment is $48,208 per month with annual escalations.

At March 31, 2026 and December 31, 2025, supplemental balance sheet information related to the lease was as follows:

	March 31,	December 31,
	2026	2025
Operating lease ROU asset	$2,641,100	$—

	March 31,	December 31,
	2026	2025
Operating lease liabilities:
Current portion	$438,821	$—
Non-current portion	2,218,810	—
Total	$2,657,631	$—

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Operating lease cost	$161,156	$97,524
Operating lease cash payments	$141,616	$109,396

At March 31, 2026, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2026 (except for the three months ended March 31, 2026)	$433,875
2027	610,585
2028	643,632
2029	677,672
2030	712,732

Total lease payment	3,078,496
Less imputed interest	(420,865)
Total	$2,657,631

March 31,
2026
Weighted average discount rate	6.0%
Weighted average remaining lease term (years)	4.75

5. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 5% to 7.5%. No new finance leases were entered into during the three months ended March 31, 2026.

Finance leases recorded in property and equipment, net on the condensed consolidated balance sheets were as follows:

	March 31,	December 31,
	2026	2025
Cost	$76,972	$76,972
Accumulated Depreciation	(36,717)	(33,269)
Net Book Value	$40,255	$43,703

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

On May 28, 2025, the Company entered into a Mutual Release Agreement with the lessor, removing all obligations under the lease, and returning to the lessor all property, plant and equipment, brand name and all other leased assets. During the second quarter of 2025, the Company recorded the elimination of the assets and liabilities from its condensed consolidated balance sheet, recording a loss on termination of $57,903.

At March 31, 2026 and December 31, 2025, supplemental balance sheet information related to finance leases were as follows:

	March 31,	December 31,
	2026	2025
Finance lease liabilities:
Current portion	$18,482	$19,498
Non-current portion	17,859	22,145
Total	$36,341	$41,643

At March 31, 2026, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2026 (except for the three months ended March 31, 2026)	$15,585
2027	18,412
2028	4,657
Total lease payment	38,654
Less imputed interest	(2,313)
Total	$36,341

March 31,
2026
Weighted average discount rate	6.3%
Weighted average remaining lease term (years)	2.0

6. Accrued Liabilities

At March 31, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued wages and benefits	$331,073	$233,166
Accrued interest	135,859	146,933
Accrued operating expense	328,699	98,989
Warranty Reserve	261,018	235,160

Total	$1,056,649	$714,248

7. Motor Floorplan Arrangements

On March 31, 2026 and December 31, 2025, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On March 31, 2026 and December 31, 2025 the interest rate on the line of credit was approximately 1.9% and 1.2%, respectively.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On March 31, 2026 and December 31, 2025, the interest rate was 11.9% and 5.1%, respectively.

On March 31, 2026 and December 31, 2025, the outstanding motor balance with Wells Fargo was $122,158 and $57,285, respectively. On March 31, 2026 and December 31, 2025, the outstanding motor balance with Yamaha Motor Finance was $92,279 and $238,125, respectively. The outstanding balances are included in accounts payable on the condensed consolidated balance sheets.

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,

2026 (except for the three months ended March 31, 2026)	—
2027	—
2028	6,611
2029	10,923
2030 and thereafter	482,366
Total	$499,900

9. Related Party Transactions

As discussed in Note 4, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $10,183,365 or 59 units, and $10,437,389 or 65 units, as of March 31, 2026 and December 31, 2025, respectively.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint requested Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company was able to negotiate a condition reduction on these repossessed boats which resulted in an obligation of $460,220 to Northpoint Commercial Financial. During the second quarter of 2025, the Company was able to sell five of the six repossessed boats, resulting in a net loss of approximately $14,875 after transportation, refurbishment, and commissions for the second quarter. During the third quarter of 2025, the Company paid its obligation to Northpoint for its one remaining repurchase obligation of $58,984 and is currently marketing this boat for sale. The Company expects to fully recover the amount of the repurchase obligation.

Litigation

The Company is currently involved in various civil litigation in the normal course of business, including a class action suit, none of which are considered material.

Irrevocable line of credit

As of March 31, 2026 and December 31, 2025, the Company had $215,117 of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

11. Stockholders’ Equity

During the first quarter of 2026, we completed three equity offerings pursuant to which we agreed to issue and sell an aggregate of 468,862 shares of our common stock. The aggregate net proceeds to us from the offerings, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $5,800,025.

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “February 2026 Offering”) an aggregate of 172,513 shares of our common stock at a public offering price of $17.39 per share. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) filed with the Securities and Exchange Commission (the “SEC”) which became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,427,605.

March 2026 Offering

On March 16, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “March 2026 Offering”) an aggregate of 120,892 shares of our common stock at a public offering price of $14.06 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 16, 2026. The March 2026 Offering closed on March 17, 2026. The net proceeds to us from the March 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $1,313,861.

March 2026 Offering B

On March 23, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “March 2026 Offering B”) an aggregate of 175,457 shares of our common stock at a public offering price of $14.21 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 23, 2026. The March 2026 Offering B closed on March 24, 2026. The net proceeds to us from the March 2026 Offering B, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,058,559.

Common Stock Warrants

During the three months ended March 31, 2026, the Company issued warrants in connection with equity offerings completed in February 2026 and March 2026 (collectively, the “2026 Offerings”). The Company issued an aggregate of approximately 22,182 warrants to purchase shares of its common stock at exercise prices ranging from $17.58 to $21.74 per share.

Each warrant is exercisable for one share of the Company’s common stock, is exercisable immediately upon issuance, and is subject to customary beneficial ownership limitations of 4.99% or 9.99%, at the election of the holder. The warrants are settled in shares of common stock and do not contain provisions that would require or permit net cash settlement by the Company.

The Company evaluated the warrants under the guidance in ASC 815-40, Contracts in Entity’s Own Equity, and determined that the warrants are indexed to the Company’s own stock and meet the criteria for equity classification. Accordingly, the warrants are recorded within additional paid-in capital and are not subject to subsequent remeasurement.

The warrants were issued with exercise prices that are nominal or otherwise represent instruments that are substantively equivalent to common stock, as substantially all of the consideration was received upfront. The Company evaluated the relative fair value of the warrants and determined that the incremental fair value attributable to the warrants was not material. Accordingly, substantially all of the proceeds from the 2026 Offerings were allocated to common stock and additional paid-in capital, with no material allocation to the warrants.

As of March 31, 2026 and December 31, 2025, the Company had outstanding warrants to purchase an aggregate of 24,665 and 2,483 shares of common stock, respectively:

●	warrants to purchase 405 shares of common stock at an exercise price of $2,775.00 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on July 20, 2026.

●	warrants to purchase 338 shares of common stock at an exercise price of $1,272.06 were issued to the representative of the underwriters on October 3, 2022, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on September 28, 2027.

●	warrants to purchase 285 shares of common stock at an exercise price of $3,781.40. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger. These representative’s warrants were originally issued in connection with Forza X1, Inc.’s initial public offering that closed on August 16, 2022, and are exercisable at any time and from time to time, in whole or in part, and expire on August 11, 2027

●	warrants to purchase 441 shares of common stock at an exercise price of $1,135.90. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger. These representative’s warrants were originally issued in connection with Forza X1, Inc.’s public offering that closed on June 14, 2023, and are exercisable at any time and from time to time, in whole or in part, and expire on June 12, 2028.

●	warrants to purchase 1,014 shares of common stock at an exercise price of $185.00 were issued to the representative of the underwriters on May 12, 2025, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on May 8, 2030.

●	warrants to purchase 7,365 shares of common stock at an exercise price of $21.7375 were issued to the placement agent on February 23, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on February 19, 2031.

●	warrants to purchase 6,045 shares of common stock at an exercise price of $17.575 were issued to the placement agent on March 17, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on March 16, 2031.

●	warrants to purchase 8,773 shares of common stock at an exercise price of $17.76 were issued to the placement agent on March 24, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on March 23, 2031.

Equity Compensation Plan

The Company maintains an equity compensation plan (the 2021 Stock Incentive Plan, or the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. As of March 31, 2026, there were 3,963 shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recorded $74,925 and $55,968, respectively, of stock-based compensation expense. Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

Stock Options

Under the Company’s 2021 Stock Incentive Plan, the Company has issued stock options. A stock option grant gives the holder the right, but not the obligation, to purchase a certain number of shares at a predetermined price for a specific period of time. The Company typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. No option grants were issued during the three months ended March 31, 2026 and 2025.

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Grant Date Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2026	6,239	$966.77	7.44	1,597,681
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(151)	(745.43)	—	(22,916)
Forfeited/canceled	—	—	—	—
Outstanding, March 31, 2026	6,088	$972.26	7.37	1,574,765

Exercisable options, March 31, 2026	4,677	$1,225.61	6.90	1,492,478

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2025	5,757	$1,084.53	5.04	1,708,693
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(112)	(1,029.66)	—	(34,761)
Forfeited/canceled	—	—	—	—
Outstanding, March 31, 2025	5,645	$1,085.62	5.04	1,673,932

Exercisable options, March 31, 2025	3,442	$1,524.93	7.28	$1,396,565

At March 31, 2026, 1,411 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan, the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 141 RSUs exercisable on March 31, 2026.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2026	332	$394.64	1.35	$3,157
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	(2)	(162.80)	—	(19)
Outstanding, March 31, 2026	330	$396.04	1.12	$3,138

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	192	$587.61	1.58	$26,793
Granted	217	162.80	—	29,637
Exercised	—	—	—	—
Forfeited/canceled	(17)	(236.84)	—	—
Outstanding, March 31, 2025	392	$367.66	2.16	$56,430

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

The Company is recognizing compensation expense on a straight-line bases over the vesting period. During the three months ended March 31, 2026, $47,198 of compensation expense has been recognized. The total grant-date fair value of the award was estimated to be approximately $188,761, calculated using the Black-Scholes option pricing model with the following assumptions:

●       Expected Term: 6 years

●       Expected Volatility: 55% (based on comparable SaaS companies)

●       Risk-Free Interest Rate: 4.2%

●       Dividend Yield: 0%

●       Fair Value per Option: $0.0674

12. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended March 31, 2026, four individual dealers each represented over 10% of the Company’s total sales and together represented 80% of total sales. During the three months ended March 31, 2025, two individual dealers represented over 10% of the Company’s total sales and together represented 54% of total sales.

13. Income Tax

Income tax expense or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each period, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, it records a cumulative adjustment. Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes for the three months ended March 31, 2026 and 2025. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against the deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company continued to have a full valuation allowance against its U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of its deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

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

While the Company manages Wizz Banger, Inc. as a distinct operating segment, it does not currently meet the quantitative thresholds for separate disclosure under ASC 280-10-50-12. Specifically, Wizz Banger, Inc. generates limited revenue and represents less than 10% of the Company’s condensed consolidated assets, revenues, and net loss. As a result, the financial results of Wizz Banger, Inc. are aggregated and presented within the consolidated results of Twin Vee PowerCats for segment reporting purposes.

The Company will continue to monitor the significance of Wizz Banger, Inc. and will present it as a separately reportable segment in future filings if it meets the quantitative criteria or if management concludes that separate presentation is necessary for a better understanding of the business.

15. Subsequent Events

Nasdaq Compliance

As previously disclosed, on April 2, 2026, the Company received written notice (the “Notification Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 18, 2026 to March 31, 2026, the Company no longer satisfies the Bid Price Rule. While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notification Letter stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company effected a reverse stock split over the prior one-year period. The Company effected a 1-for-10 reverse stock split on April 7, 2025. The Notification Letter stated that the Company’s securities will be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was timely requested and subsequently scheduled for May 7, 2026. Accordingly, any further suspension or delisting action by Nasdaq relating to the Bid Price Rule will be stayed pending the Panel’s decision.

During the appeal process with the Panel, the common stock will continue to be listed and trade on Nasdaq. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance and thereafter maintain its listing on Nasdaq.

The Company intends to actively monitor the closing bid price of its common stock and evaluate all available options to regain compliance with the applicable rules. To that end, on April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to amend its Articles of Incorporation to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on May 4, 2026 (the “Effective Time”), pursuant to Nevada Revised Statutes (“NRS”) 78.207.

State of Nevada Reincorporation

On April 10, the Company completed its reincorporation from the State of Delaware to the State of Nevada. The strategic move was approved by the Company’s stockholders at its annual meeting of stockholders in November as a proactive measure to reduce operational costs and support the Company’s long-term growth objectives.

Executive Compensation

On April 21, 2026, the Compensation Committee of the Board of Directors (the “Committee”) of the Company approved an increase in the base salary of Preston Yarborough, the Company’s Vice President, to $250,000 per annum, and on April 22, 2026, the Company entered into an amendment (the “Yarborough Amendment”) to the employment agreement, effective as of July 23, 2021, by and between the Company and Preston Yarborough, reflecting such increase in base salary.

Reverse Stock Split

On April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State to amend its Articles of Incorporation to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock, effective as of 12:01 a.m. Eastern Time on May 4, 2026, pursuant to NRS 78.207.

On April 10, 2026, the board of directors of the Company approved the Reverse Stock Split by unanimous written consent. Since the Reverse Stock Split was effectuated pursuant to NRS 78.207 by a proportionate decrease in both the authorized and issued and outstanding shares of the entire class, no stockholder approval of the Reverse Stock Split was required under the NRS. After the Effective Time, the common stock began trading under the existing trading symbol “VEEE” on the Nasdaq Capital Market on a reverse split-adjusted basis when the market opened on May 4, 2026. At the Effective Time, every 37 shares of common stock issued and outstanding automatically converted into one issued and outstanding share of common stock and the total number of shares of common stock authorized for issuance under the Articles of Incorporation was reduced by a corresponding proportion from approximately 19.6 million shares to approximately 0.5 million shares.

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and warrants. The total number of shares of the Company’s preferred stock authorized for issuance under the Articles of Incorporation remained at 10,000,000.

The Company has evaluated all events or transactions that occurred after March 31, 2026 through May 7, 2026, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no additional material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

All share amounts and exercise or conversion prices in this Quarterly Report on Form 10-Q have been adjusted retrospectively for our 1-for-10 reverse stock split (the “2025 Reverse Stock Split”), which was effective on April 7, 2025 and our 1-for-37 reverse stock split (the “2026 Reverse Stock Split” and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”), which was effective on May 4, 2026.

OVERVIEW

Twin Vee PowerCats Co. (“Twin Vee”, “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a recently completed 30,000 square foot expansion which began in mid-2024. We currently employ approximately 75 people.

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

Revenue from the sale of our boats accounted for nearly 100% of our net revenue in the first quarter of 2026 and 2025. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 12 Twin Vee models in or nearing production ranging in size from 24-foot to 40-foot, and 9 monohull (Bahama) models in or nearing production ranging in size from 22-foot to 41-foot.

During the quarter ended March 31, 2026, four individual dealers each represented over 10% of our total sales and together represented 80% of total sales. During the quarter ended March 31, 2025, two individual dealers each represented over 10% of our total sales and together represented 54% of total sales.

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

Recent Developments

During the first quarter of 2026, we completed three equity offerings pursuant to which we agreed to issue and sell an aggregate of 468,8620 shares of our common stock. The aggregate net proceeds to us from the offerings, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $5,800,025.

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “February 2026 Offering”) an aggregate of 172,516 shares of our common stock at a public offering price of $17.39 per share. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) filed with the Securities and Exchange Commission (the “SEC”) which became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,427,605.

March 2026 Offering

On March 16, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “March 2026 Offering”) an aggregate of 120,892 shares of our common stock at a public offering price of $14.06 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 16, 2026. The March 2026 Offering closed on March 17, 2026. The net proceeds to us from the March 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $1,313,861.

March 2026 Offering B

On March 23, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best efforts public offering (the “March 2026 Offering B”) an aggregate of 175,457 shares of our common stock at a public offering price of $14.21 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 23, 2026. The March 2026 Offering B closed on March 24, 2026. The net proceeds to us from the March 2026 Offering B, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,058,559.

Nasdaq Compliance

On April 2, 2026, we received written notice (the “Notification Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that that the Company no longer satisfies the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of our common stock for the thirty (30) consecutive business days from February 18, 2026 to March 31, 2026, we no longer satisfy the Bid Price Rule. While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notification Letter stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we effected a reverse stock split over the prior one-year period. We effected a 1-for-10 reverse stock split on April 7, 2025. The Notification Letter stated that our securities will be subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was so requested and subsequently scheduled for May 7, 2026. Accordingly, any further suspension or delisting action by Nasdaq relating to the Bid Price Rule will be stayed pending the Panel’s decision.

During the appeal process with the Panel, our common stock will continue to be listed and trade on Nasdaq. There can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance and thereafter maintain its listing on Nasdaq.

We intend to actively monitor the closing bid price of our common stock and evaluate all available options to regain compliance with the applicable rules. To that end, on April 30, 2026, we filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to amend our Articles of Incorporation to effect a 1-for-37 reverse stock split of our authorized shares of common stock, accompanied by a corresponding decrease in our issued and outstanding shares of common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on May 4, 2026 (the “Effective Time”), pursuant to Nevada Revised Statutes (“NRS”) 78.207.

State of Nevada Reincorporation

On April 10, we completed our reincorporation from the State of Delaware to the State of Nevada. The strategic move was approved by our stockholders at our annual meeting of stockholders in November as a proactive measure to reduce operational costs and support our long-term growth objectives.

Executive Compensation

On April 21, 2026, the compensation committee of our board of directors approved an increase in the base salary of Preston Yarborough, our Vice President, to $250,000 per annum, and on April 22, 2026, we entered into an amendment (the “Yarborough Amendment”) to the employment agreement, effective as of July 23, 2021, by and between us and Preston Yarborough, reflecting such increase in base salary.

Reverse Stock Split

On April 30, 2026, we filed a Certificate of Change with the Nevada Secretary of State to amend our Articles of Incorporation to effect a 1-for-37 reverse stock split of our authorized shares of common stock, accompanied by a corresponding decrease in our issued and outstanding shares of common stock, effective as of 12:01 a.m. Eastern Time on May 4, 2026, pursuant to NRS 78.207.

On April 10, 2026, our board of directors approved the Reverse Stock Split by unanimous written consent. Since the Reverse Stock Split was effectuated pursuant to NRS 78.207 by a proportionate decrease in both the authorized and issued and outstanding shares of the entire class, no stockholder approval of the Reverse Stock Split was required under the NRS. After the Effective Time, the common stock began trading under the existing trading symbol “VEEE” on the Nasdaq Capital Market on a reverse split-adjusted basis when the market opened on May 4, 2026. At the Effective Time, every 37 shares of common stock issued and outstanding automatically converted into one issued and outstanding share of common stock and the total number of shares of common stock authorized for issuance under the Articles of Incorporation was reduced by a corresponding proportion from approximately 19.6 million shares to approximately 0.5 million shares.

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying outstanding equity awards and warrants. The total number of shares of our preferred stock authorized for issuance under the Articles of Incorporation remained at 10,000,000.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Net sales	$3,964,706	$3,612,291	$352,415	10%
Cost of products sold (excluding depreciation & amortization)	$3,768,369	$3,075,177	$693,192	23%
Gross profit	$196,337	$537,114	$(340,777)	(63%)
Operating expenses	$2,332,271	$2,216,208	$116,063	5%
Loss from operations	$(2,135,934)	$(1,679,094)	$(456,840)	27%
Other income	$41,656	$68,854	$(27,198)	(40%)
Net loss	$(2,094,278)	$(1,610,240)	$(484,038)	30%
Basic and dilutive loss per share of common stock	$(12.93)	$(40.05)	$27.12	(68%)
Weighted average number of shares of common stock outstanding	161,925	40,201

Net Sales and Cost of Sales

Our net sales increased by $352,415, or 10%, to $3,964,706 for the three months ended March 31, 2026, from $3,612,291 for the three months ended March 31, 2025. This increase was due primarily to the success of our new dealer initiatives, which added 14 new dealer/locations during 2025. During the first quarter of 2026, we sold 21 boats at an average selling price of approximately $189,000 per unit, compared to 24 units in the first quarter of 2025 with an average selling price of approximately $151,000. The increase in the average sales price is primarily due to a change in the product mix of boats sold, specifically, the sale of a 35’ Bahama, versus no boat sales over 28’ in the first quarter of 2025.

Gross profit

Gross profit declined by $340,777, or 63%, to $196,337 for the three months ended March 31, 2026, from $537,114 for the three months ended March 31, 2025. Gross profit as a percentage of sales for the three months ended March 31, 2026 was 5.0% compared to 14.9% in the first quarter of 2025. The decline in gross profit of 9.9 percentage points, is primarily due to an increase in labor related to the completion and re-launch of the new Bahama Boat line of boats at the Palm Beach International Boat Show and a $173,409 non-cash inventory reserve increase related to excess inventory.

Operating Expenses

During the three months ended March 31, 2026 and 2025, total operating expenses were $2,332,271 and $2,216,208, respectively, an increase of $116,063, or 5%.

Selling, general, and administrative expenses increased by approximately 44%, or $261,999, to $860,551 for the three months ended March 31, 2026, compared to $598,552 for the three months ended March 31, 2025. The increase was primarily due to an increase in both property taxes and Delaware franchise taxes as well as approximately $168,000 of penalties assessed by the Internal Revenue Service related to section 6721 and 6722 for the tax year 2022. The Company is actively seeking to resolve this disagreement with the IRS.

Salaries and wage related expenses decreased 8%, or $81,457, to $885,505 for the three months ended March 31, 2026, compared to $966,962 for the three months ended March 31, 2025. The decrease in salaries and wages is across the board, including salaries, director expenses, and benefits due to ongoing resource management.

Professional fees decreased by 18%, or $26,957, to $119,054 for the three months ended March 31, 2026, compared to $146,011 for the three months ended March 31, 2025. This decrease was due primarily to the reduction in legal fees following a change in our SEC attorney firm in late 2025.

Depreciation and amortization expense increased by 6%, or $25,489 to $467,161 for the three months ended March 31, 2026, as compared to $441,672 for the three months ended March 31, 2025. This increase is due to the capitalization of Ft. Pierce building expansion and the 5-axis C&C machine installed in late 2025.

Other income decreased by $27,198 to $41,656 for the three months ended March 31, 2026, as compared to $68,854 for the three months ended March 31, 2025. This decrease was due primarily to a reduction in dividend and interest income from lower cash and cash equivalent balances, partially offset by accrued interest income related to the Company’s note receivable on the former building in North Carolina.

Net Loss

Net loss for the three months ended March 31, 2026 was $2,094,278, as compared to $1,610,240 for the three months ended March 31, 2025, a change of $484,038 or 30%. The overall year-over-year increase in the reported loss for the period was primarily due to the reduction in gross margin and an increase in SG&A as described above. Basic and dilutive loss per share of Common Stock for the three months ended March 31, 2026, adjusted for the May 4, 2026 1 for 37 reverse stock split, was ($12.93), as compared to ($40.05) for the three months ended March 31, 2025, an improvement of 68%.

Liquidity

Going Concern

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the three months ended March 31, 2026, we incurred a loss from operations of $2,135,934 and a net loss of $2,094,278. As of March 31, 2026, we had accumulated deficits of $36,094,506. To address these conditions:

●	We have demonstrated improving recent recovery trends, with positive revenue growth and gross margins, however not to a level that yet supports a positive operating cash flow.

●	We closed three equity offerings during the first quarter of 2026 totaling 17,347,900 shares of common stock (468,862 shares of common stock adjusted for the subsequent May 4, 2026 1 for 37 reverse stock split) for total net proceeds of $5,800,025.

●	As of March 31, 2026, we maintain a cash, cash equivalents and restricted cash balance of $5,671,756.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the condensed consolidated financial statements included in this Quarterly Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

A primary source of funds for the three months ended March 31, 2026 was net cash received from our three follow-on equity offerings closed during the first quarter of 2026, and revenue generated from operations. Our primary use of cash was related to funding our operations including capital improvements, and development of the Bahama Boat lineup.

During the three months ended March 31, 2026, the Company completed multiple equity offerings resulting in aggregate gross proceeds of $7,192,640 and aggregate net proceeds of $5,800,025, after deducting placement agent fees and expenses and the Company’s offering expenses.

In connection with these offerings, the Company issued as compensation to the placement agent warrants to purchase shares of its common stock. The warrants are exercisable immediately and are classified as equity instruments. As a result, the issuance of these warrants did not result in any remeasurement adjustments or impact to the Company’s statements of operations.

The Company intends to use the net proceeds from these offerings for working capital and general corporate purposes.

Selected Balance Sheet Information

The following table provides selected financial data about us as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025	Change	% Change
Cash and cash equivalents	$5,456,639	$1,431,578	$4,025,061	281.2%
Restricted cash	$215,117	$215,117	$—	0.0%
Current assets	$9,597,334	$4,897,217	$4,700,117	96.0%
Current liabilities	$3,232,034	$2,244,513	$987,521	44.0%
Working capital	$6,365,300	$2,652,704	$3,712,596	140.0%

As of March 31, 2026, we had $5,671,756 of cash, cash equivalents, and restricted cash, total current assets of $9,597,334 and total assets of $23,217,086. Our total liabilities were $5,968,603. Our total liabilities were comprised of current liabilities of $3,232,034, which included accounts payable and accrued liabilities of $2,563,931, lease liabilities of $457,303 and contract liability of $210,800. Long term liabilities were $2,736,569. As of December 31, 2025, we had $1,646,695 of cash, cash equivalents, and restricted cash, total current assets of $4,897,217 and total assets of $16,234,369. Our total current liabilities were $2,244,513 and total liabilities were $2,766,558.

The accumulated deficit was $36,094,506 as of March 31, 2026 compared to accumulated deficit of $34,000,228 as of December 31, 2025.

Our working capital increased by $3,712,596 to $6,365,300 as of March 31, 2026, compared to $2,652,704 on December 31, 2025 primarily due to the three first quarter 2026 equity offerings totaling 17,347,900 shares, netting approximately $5,800,025 after fees and expenses, partially offset by continued operating losses incurred in the period.

Cash Flow

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
Cash used in operating activities	$(1,661,001)	$(1,736,276)	$75,275	4%
Cash used in investing activities	$(108,661)	$(789,774)	$681,113	86%
Cash provided by (used in) financing activities	$5,794,723	$(54,806)	$5,849,529	10,673%

Cash Flow from Operating Activities

For the three months ended March 31, 2026 net cash used in operating activities was $1,661,001, compared to $1,736,279 during the three months ended March 31, 2025. The use of cash in operating activities for the three months ended March 31, 2026 was due primarily to a $2,135,934 operating loss adjusted for non-cash depreciation and amortization of $467,161 and stock-based compensation of $74,925.

Cash Flow from Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $108,661, due to investments in property, plant and equipment, primarily related to contingent consideration capitalized as Bahama Boat Works boat hulls. This compares to use of cash in investing activities of $789,774 in the three months ended March 31, 2025 resulting from purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was approximately $5,794,723 due primarily to the three first quarter 2026 equity offerings totaling 17,347,900 shares, netting approximately $5,800,025 after fees and expenses. For the three months ended March 31, 2025, net cash used in financing activities was approximately $54,806.

CRITICAL ACCOUNTING ESTIMATES

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about allowances for inventory obsolescence, useful life of fixed assets, and warranty reserves.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and are utilizing the services of experienced SEC reporting consultants as necessary. We are also actively recruiting for a full time Chief Financial Officer. We have also implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2026, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2025, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, ”Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As previously disclosed, on April 2, 2026, Twin Vee PowerCats Co. (the “Company”) received written notice (the “Notification Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a) (2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 18, 2026 to March 31, 2026, the Company no longer satisfies the Bid Price Rule. While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notification Letter stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company effected a reverse stock split over the prior one-year period. The Company effected a 1-for-10 reverse stock split on April 7, 2025. The Notification Letter stated that the Company’s securities will be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was timely requested and subsequently scheduled for May 7, 2026. Accordingly, any further suspension or delisting action by Nasdaq relating to the Bid Price Rule will be stayed pending the Panel’s decision. During the appeal process with the Panel, the Common Stock will continue to be listed and trade on Nasdaq. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance and thereafter maintain its listing on Nasdaq.

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

The Company intends to actively monitor the closing bid price of its common stock and evaluate all available options to regain compliance with the applicable rules. To that end, on April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State to amend its Articles of Incorporation to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock, effective as of 12:01 a.m. Eastern Time on May 4, 2026, pursuant to NRS 78.207.

There can be no assurance that our increased stock price following the Reverse Stock Split will remain at a price that will be sufficient in order to meet any continued requirements and policies of Nasdaq or that our common stock will remain listed on Nasdaq.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, if we fail to maintain compliance with the Bid Price Rule, Nasdaq may determine that it is not in the public interest to maintain the listing of our common stock, even if we should effect another reverse stock split for the purpose of regaining compliance with the Bid Price Rule.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then we are not eligible for an 180-day compliance period.

Accordingly, we may fail to maintain compliance with the Bid Price Rule or the other Nasdaq listing requirements. Any non-compliance may be costly, divert our management’s time and attention, and could have a material adverse effect on our business, reputation, financing, and results of operation. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of the common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

There is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the three months ended March 31, 2026, we incurred a loss from operations of $2,135,934 and a net loss of $2,094,278. As of March 31, 2026, we had accumulated deficits of $36,094,506. To address these conditions:

●	We have demonstrated improving recent recovery trends, with revenues and gross margins increasing compared to the prior year, however not to a level that yet supports a positive operating cash flow.

●	We closed three equity offerings during the first quarter totaling 17,347,900 shares of common stock for a total net proceeds of $5,800,025.

●	As of March 31, 2026, we maintain a cash, cash equivalents and restricted cash balance of $5,671,756.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

Despite our ongoing efforts to mitigate these conditions, there can be no assurance that our expenses will not increase in future periods or that the cash generated from operations in future periods will be sufficient to satisfy our operating needs. If we need to raise additional capital to fund our continued operations, there can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to fill new orders and develop new products. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Report are filed with the SEC, and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from operations and/or raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate efforts to expand our dealer network or develop new models and may be forced to cease operations or liquidate assets.

We depend on our network of independent dealers for our boats, face increasing competition for dealers, and have little control over their activities.

A significant portion of our sales are derived from our network of independent dealers. We typically manufacture our gas-powered boats based upon indications of interest received from dealers who are not contractually obligated to purchase any boats. While our dealers typically have purchased all of the boats for which they have provided us with indications of interest, it is possible that a dealer could choose not to purchase boats for which it has provided an indication of interest (e.g., if it were to have reached the credit limit on its floor plan), and as a result we once experienced, and in the future could experience, excess inventory and costs. For the three months ended March 31, 2026, four individual dealers each represented over 10% of our total sales and together represented 80% of total sales. For the three months ended March 31, 2025, two individual dealers each represented over 10% of our total sales and together represented 54% of total sales. The loss of a significant dealer could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among other boat manufacturers continues to increase based on the quality, price, value, and availability of the manufacturers’ products, the manufacturers’ attention to customer service, and the marketing support that the manufacturer provides to the dealers. We face intense competition from other boat manufacturers in attracting and retaining dealers, affecting our ability to attract or retain relationships with qualified and successful dealers. Although our management believes that the quality of our products in the performance sport boat industry should permit us to maintain our relationships with our dealers and our market share position, there can be no assurance that we will be able to maintain or improve our relationships with our dealers or our market share position. In addition, independent dealers in the boating industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or the quality of our network of dealers would have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or a few dealers could have a material adverse effect on us.

A few dealers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the three months ended March 31, 2026, four individual dealers represented over 10% of our total sales and combined represented 80% of total sales. The loss of business from a significant dealer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party suppliers in the manufacturing of our boats.

We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. During the three months ended March 31, 2026, we purchased all engines for our boats under supplier agreements with three vendors. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

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

As of March 31, 2026, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and are utilizing the services of experienced SEC reporting consultants as necessary. We are also actively recruiting a full-time Chief Financial Officer. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

These securities class actions, shareholder derivative actions and other current or future litigation matters may be time-consuming, divert management’s attention and resources, cause us to incur significant defense and settlement costs or liability. We intend to vigorously defend against all such claims. Because of the potential risks, expenses and uncertainties of litigation, as well as claims for indemnity from various of the parties concerned, we may from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. While a certain amount of insurance coverage is available for expenses or losses associated with current or future lawsuits, this coverage may not be sufficient. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. Based on information currently available, we are unable to estimate reasonably a possible loss or range of possible losses, if any, with regard to the current securities class action; therefore, no litigation reserve has been recorded in our condensed consolidated balance sheet. Although we plan to defend against the securities class actions, shareholder derivative actions and other lawsuits vigorously, we cannot assure that the results of these actions, either individually or in the aggregate, will not have a material adverse effect on our business, operating results or financial condition.

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

We did not sell any equity securities during the three months ended March 31, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 10, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 333-25134, filed with the Securities and Exchange Commission on April 13, 2026)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 333-25134, filed with the Securities and Exchange Commission on April 13, 2026)
3.3	Certificate of Change filed with the Secretary of State of the State of Nevada on April 30, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 333-25134, filed with the Securities and Exchange Commission on April 30, 2026)
4.1	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A, File No. 001-40623, filed with the Securities and Exchange Commission on February 24, 2026)
4.2	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on March 19, 2026)
4.3	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on March 25, 2026)
10.1	Lease Agreement, dated March 12, 2026, by and between Twin Vee PowerCats Co. and Visconti Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 333-25134, filed with the Securities and Exchange Commission on March 16, 2026)
10.2	Amendment to Employment Agreement by and between Twin Vee PowerCats Co. and Preston Yarborough, dated April 22, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 333-25134, filed with the Securities and Exchange Commission on April 23, 2026)
31.1*	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed or furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: May 7, 2026	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman, Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)