Form 10-Q
period 2026-06-30
Twin Vee PowerCats, Co.
filed 2026-08-06
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026 there were 574,502 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026, and in other documents that the Company will file from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$3,721,284	$1,431,578
Restricted cash	208,143	215,117
Accounts receivable	243,147	—
Inventories, net	3,168,767	2,492,741
Prepaid expenses and other current assets	263,080	227,781
Deferred offering expenses	—	30,000
Note receivable, current portion	971,725	500,000
Total current assets	8,576,146	4,897,217

Property and equipment, net	6,952,481	8,342,961
Operating lease right of use asset, net	2,519,284	—
Note receivable less current portion, net of discount	2,577,684	2,967,998
Security deposit	26,193	26,193
Total Assets	$20,651,788	$16,234,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,225,431	$1,114,835
Accrued liabilities	1,411,806	714,248
Contract liabilities	525,800	395,932
Finance lease liabilities	17,445	19,498
Operating lease liabilities	453,498	—
Total current liabilities	3,633,980	2,244,513

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	13,504	22,145
Operating lease liabilities - noncurrent	2,098,848	—
Total Liabilities	6,246,232	2,766,558

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock:13,513,514 authorized; $0.001 par value; 571,161 and 60,647 issued and outstanding at June 30, 2026 December 31, 2025, respectively	571	60
Additional paid-in capital	53,397,503	47,467,979
Accumulated deficit	(38,992,518)	(34,000,228)
Total stockholders’ equity	14,405,556	13,467,811

Total Liabilities and Stockholders’ Equity	$20,651,788	$16,234,369

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$3,128,374	$4,755,618	$7,093,080	$8,367,909
Cost of products sold (excluding depreciation & amortization)	3,311,042	4,101,565	7,079,411	7,176,742
Gross (loss) profit	(182,668)	654,053	13,669	1,191,167

Operating expenses:
Selling, general and administrative	600,106	605,273	1,460,657	1,203,825
Salaries and wages	822,978	1,055,103	1,708,483	2,022,065
Professional fees	256,989	190,507	376,043	336,518
Impairment of property & equipment	699,711	—	699,711
Loss on lease termination	—	53,425	—	53,425
Loss on sale of property & equipment	—	—	—	63,011
Depreciation and amortization	459,085	425,551	926,246	867,223
Total operating expenses	2,838,869	2,329,859	5,171,140	4,546,067

Loss from operations	(3,021,537)	(1,675,806)	(5,157,471)	(3,354,900)

Other income (expense):
Other income	—	1,609	—	51,033
Interest expense	(8,935)	(19,556)	(19,875)	(55,759)
Interest income	132,460	39,682	185,056	95,315
Total other income	123,525	21,735	165,181	90,589

Loss before income tax	(2,898,012)	(1,654,071)	(4,992,290)	(3,264,311)
Income tax provision	—	—	—	—
Net loss	$(2,898,012)	$(1,654,071)	(4,992,290)	(3,264,311)

Basic and diluted loss per share of common stock	$(5.07)	$(32.22)	$(12.85)	$(71.27)
Weighted average number of shares of common stock outstanding	571,161	51,339	388,473	45,801

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2025	40,201	$40	$44,609,765	$(25,392,955)	$19,216,850
Stock-based compensation	—	—	55,968	—	55,968
Net loss	—	—	—	(1,610,240)	(1,610,240)
Balance, March 31, 2025	40,201	$40	$44,665,733	$(27,003,195)	$17,662,578
Stock-based compensation	—	—	59,628	—	59,628
Issuance of common stock	20,270	20	2,555,081		2,555,101
Fractional shares	(4)				—
Net loss	—	—	—	(1,654,071)	(1,654,071)
Balance, June 30, 2025	60,467	$60	$47,280,442	$(28,657,266)	$18,623,235

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2026	60,467	$60	$47,467,979	$(34,000,228)	$13,467,811
Stock-based compensation	—	—	74,925	—	74,925
Issuance of common stock	468,863	469	5,799,556	—	5,800,025
Net loss	—	—	—	(2,094,278)	(2,094,278)
Balance, March 31, 2026	529,330	$529	$53,342,460	$(36,094,506)	$17,248,483
Stock-based compensation	—	—	55,085	—	55,085
Fractional shares	41,831	42	(42)	—	—
Net loss	—	—	—	(2,898,012)	(2,898,012)
Balance, June 30, 2026	571,161	$571	$53,397,503	$(38,992,518)	$14,405,556

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(4,992,290)	$(3,264,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	130,010	115,597
Depreciation and amortization	926,246	867,223
Amortization of discount on notes receivable	(81,412)	—
Impairment of property & equipment	699,711	—
Loss on lease termination	—	53,425
Loss on sale of property & equipment	—	63,011
Amortization of right-of-use asset	255,876	195,146
Change in inventory reserve	172,463	28,697
Changes in operating assets and liabilities:
Accounts receivable	(243,147)	—
Inventories	(848,489)	(192,937)
Prepaid expenses and other current assets	(5,299)	(4,499)
Accounts payable	110,597	(189,923)
Accrued liabilities	697,558	132,352
Operating lease liabilities	(222,814)	(218,170)
Contract liabilities	129,868	(67,500)
Net cash used in operating activities	(3,271,122)	(2,481,889)

Cash Flows From Investing Activities
Security deposit	—	14,087
Proceeds from sale of property & equipment	—	25,000
Purchase of property and equipment	(235,477)	(1,536,522)
Net cash used in investing activities	(235,477)	(1,497,435)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $1,392,615 and $444,899, respectively	5,800,025	2,555,100
Finance lease payments	(10,694)	(105,108)
Net cash provided by financing activities	5,789,331	2,449,992

Net change in cash, cash equivalents and restricted cash	2,282,732	(1,529,332)
Cash, cash equivalents and restricted cash at beginning of the period	1,646,695	7,706,240
Cash, cash equivalents and restricted cash at end of the period	$3,929,427	$6,176,908

Supplemental Cash Flow Information
Cash paid for interest	$192,883	$156,815

Non-Cash Investing and Financing Activities
Right of use asset - operating leases	$2,775,160	$—

Reconciliation to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$3,721,284	$5,961,668
Restricted cash	208,143	215,117
Total cash, cash equivalents and restricted cash	$3,929,427	$6,176,785

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

June 30, 2026

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

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed its name to Forza X1, Inc. (“Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary). On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024 (the “Merger Agreement”), by and between Twin Vee, Twin Vee Merger Sub, Inc. and Forza, Merger Sub was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee. At the effective time of the Merger, (a) each outstanding share of common stock of Forza, par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the effective time of the Merger, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

On March 26, 2025, the Company formed Wizz Banger, Inc., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to develop an enhanced used boat marketplace.

On June 5, 2025, Twin Vee entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which the Company acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works relating to the Bahama boat brand (the “Bahama Boat Brand”). Total consideration included a $100,000 upfront payment and contingent consideration of up to $2,900,000 based on the future sales of Bahama’s existing 35’, 37’ 41’ and 41GT boat models. As of the acquisition date, only the $100,000 payment was recognized and allocated to inventory. Contingent consideration will be recognized as an increase to the cost basis of the acquired boat molds (property, plant & equipment) when it becomes both probable and reasonably estimable, in accordance with ASC 450. No liabilities were assumed, and no goodwill was recorded. The Asset Purchase Agreement may be terminated by mutual written consent of the parties or by the Company, in its sole discretion, if the Company decides to discontinue further development, production, or commercialization of the Bahama Boat Brand product line before the balance of the contingent consideration due to Bahama Boat Works is paid. Upon any such termination, the parties may either seek to sell the Bahama Boat Brand and associated assets pursuant to the mechanism set forth in the Asset Purchase Agreement described below or, the Company, in its sole discretion, may elect to return the Assets to Bahama Boat Works.

Defective State of Nevada Reincorporation

On April 10, 2026, the Company purported to effect its reincorporation from the State of Delaware to the State of Nevada through the filing of Articles of Conversion/Exchange/Merger and Articles of Incorporation in the State of Nevada, together with a Certificate of Conversion which was filed with the Secretary of State of the State of Delaware. On August 4, 2026, after discovering that the reincorporation was not approved by a sufficient number of shares of Common Stock in Delaware, the Company submitted for filing (a) a Certificate of Correction and a Certificate of Dissolution/Withdrawal Profit Corporation in the State of Nevada and (b) a Certificate of Correction in the State of Delaware, in each case, to revoke the previously-filed defective Articles of Conversion/Exchange/Merger and Articles of Incorporation and to render null and void the Certificate of Conversion, respectively. Separately, as described in this Proxy Statement, the Company is seeking stockholder approval to ratify the Reverse Stock Split as set forth in the Nevada articles of incorporation amendment filed with the State of Nevada on April 30, 2026, with an effective date of May 4, 2026, which purported to implement the Reverse Stock Split. In light of the defective corporate acts referred to above, the Company did not effectively reincorporate to Nevada. By virtue of the Certificate of Correction filed with the Secretary of State of the State of Delaware, the Company corrected its status as a Delaware corporation. The Company’s Delaware-filed certificate of incorporation and Delaware bylaws, as amended, are the Company’s currently effective constituent documents. See “PART II. OTHER INFORMATION - ITEM 1A. RISK FACTORS - We are seeking stockholder approval to ratify certain actions pursuant to Section 204 of the Delaware General Corporation Law and expect to file a Certificate of Validation with the Secretary of State of the State of Delaware in the event stockholders provide such approval.” The foregoing defective Nevada reincorporation has no impact on the accompanying condensed consolidated financial statements.

Going Concern

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our revenues will not increase sufficiently nor our expenses to decline sufficiently to achieve cash-flow breakeven in the short-term. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the six months ended June 30, 2026, we incurred a loss from operations of $5,157,471 and a net loss of $4,992,290. As of June 30, 2026, we had accumulated deficits of $38,992,518. To address these conditions:

●	We closed three equity offerings during the first quarter of 2026 totaling 468,863 shares of common stock for total net proceeds of $5,800,025.

●	As of June 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $3,929,427.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of June 30, 2026, Forza and Wizz Banger, Inc., collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.

In order to regain compliance with the minimum $1.00 bid price per share requirement of Nasdaq’s Marketplace Rule 5550(a)(2), Twin Vee effected a reverse stock split (the “Reverse Stock Split”) of its common stock at a reverse stock split ratio of 1-for-37, and began trading on a reverse-split-adjusted basis on Nasdaq as of the open of trading on May 4, 2026 under the existing ticker symbol “VEEE.” The par value of the Company’s common stock was unchanged at $0.001 per share after the Reverse Stock Split. As a result, on the effective date of the Reverse Stock Split, the stated capital on the Company’s condensed consolidated balance sheet attributable to the Company’s common stock was reduced proportionally based on the Reverse Stock Split ratio of one-for-37 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. As permitted under Nevada Revised Statutes 78.205(2)(b), in connection with the Reverse Stock Split, the Company rounded up each fractional share that otherwise would have been issued as a result of the Reverse Stock Split by issuing, to any holder who would otherwise have received a fractional share, such additional fraction of a share as necessary to increase such resulting fractional share to a full share. However, notwithstanding such actions, the Reverse Stock Split was a defective corporate act because the Company was not a Nevada corporation at the time of approval of the Reverse Stock Split. Because the Nevada reincorporation was not validly approved by the requisite vote of Company stockholders, as described more fully elsewhere in the preliminary proxy statement filed by the Company with the SEC on August 5, 2025, the Company never legally became a Nevada corporation. As described in such proxy statement, following the correction of the Company’s state of incorporation to Delaware, the Company is seeking stockholder approval of the ratification of the Reverse Stock Split to effect such Reverse Stock Split under Delaware law, and the Reverse Stock Split is expected to be deemed to have been effective as of 12:01 a.m. Eastern Time on May 4, 2026 under applicable Delaware law. The ratification of the defective corporate act is being pursued pursuant to Section 204 of the Delaware General Corporation Law (“DGCL”) and will not be effective unless and until the Company’s stockholders approve such ratification. See “PART II. OTHER INFORMATION - ITEM 1A. RISK FACTORS - We are seeking stockholder approval to ratify certain actions pursuant to Section 204 of the Delaware General Corporation Law and expect to file a Certificate of Validation with the Secretary of State of the State of Delaware in the event stockholders provide such approval.”

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers to its independent dealers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The Company offers dealer incentives that include wholesale rebates, retail rebates and promotions, floor plan reimbursement or cash discounts, and other allowances that are recorded as reductions of revenues in net sales in the condensed consolidated statements of operations. The consideration recognized represents the amount specified in a contract with a customer, net of estimated incentives the Company reasonably expects to pay. The estimated liability and reduction in revenue for dealer incentives is recorded at the time of sale. Subsequent adjustments to incentive estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends. Accrued dealer incentives, if any, are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Accounts receivable at June 30, 2026 and December 31, 2025 are as follows:
June 30, 2026	$243,147
December 31, 2025	$—

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2026 and December 31, 2025, the Company had customer deposits of $525,800 and $395,932, respectively, which are recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are refundable and are recognized as revenue when the related boat is delivered, generally within 90 days.

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

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2026 and December 31, 2025, the Company had $2,773,448 and $798,146, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On June 30, 2026 and December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $3,929,427 and $1,646,695, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On June 30, 2026 and December 31, 2025, included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $208,143 and $215,117, respectively.

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

At June 30, 2026 and December 31, 2025, the provision for excess or obsolete inventories is $397,182 and $224,720, respectively.

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

During the second quarter of 2026, the Company recorded a non-cash impairment charge of approximately $701,223 related to capitalized software development costs. The software platform was developed and commercialized during 2025 with the expectation of generating future revenues through licensing, subscription arrangements, customer access fees, and other commercialization opportunities. Following commercialization, management actively pursued customer adoption, strategic partnerships, and other monetization initiatives. After evaluating market demand, expected future investment requirements, strategic priorities, and the absence of supportable future revenue opportunities, management determined during the second quarter of 2026 to discontinue commercialization efforts and abandon the software as a revenue-generating initiative. As a result, the Company concluded that the carrying value of the software was no longer recoverable and recorded a full impairment charge of $701,223, representing the remaining net book value of the asset.

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

Advertising

During the three months ended June 30, 2026 and 2025, advertising costs incurred by the Company totaled $20,740 and $16,277, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

 Advertising and marketing costs are expensed as incurred. During the six months ended June 30, 2026 and 2025, advertising costs incurred by the Company totaled $93,381 and $28,962, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the condensed consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended June 30, 2026 and 2025, shipping and handling costs amounted to $56,943 and $55,837, respectively. For the six months ended June 30, 2026 and 2025, shipping and handling costs amounted to $122,638 and $107,683, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended June 30, 2026, the Company purchased all engines for its boats under supplier agreements with three vendors (Mercury, Suzuki and Yamaha). Total purchases from these vendors were $826,901. During the three months ended June 30, 2025, the Company purchased all engines from two vendors (Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $463,584. During the six months ended June 30, 2026, the Company purchased all engines for its boats under supplier agreements with three vendors (Mercury, Suzuki and Yamaha). Total purchases from these vendors were $1,466,933. During the six months ended June 30, 2025, the Company purchased all engines from three vendors (Mercury, Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $1,707,600.

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

2. Inventories

At June 30, 2026 and December 31, 2025, inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Raw Materials	$3,206,117	$2,517,006
Work in Process	80,071	112,100
Finished Product	279,761	88,355
Total Inventory	$3,565,949	$2,717,461
Reserve for Excess and Obsolete	(397,182)	(224,720)
Net inventory	$3,168,767	$2,492,741

3. Property and Equipment

At June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Machinery and equipment	$3,361,236	$3,354,246
Furniture and fixtures	36,816	36,816
Leasehold improvements	3,255,524	3,219,520
Software and website development	279,870	1,089,155
Computer hardware and software	120,328	120,328
Boat molds	5,556,015	5,347,338
Vehicles	94,534	94,534
Assets under construction	—	17,600
	12,704,323	13,279,537
Less accumulated depreciation and amortization	(5,751,842)	(4,936,576)
	$6,952,481	$8,342,961

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2026 and 2025 were $459,085 and $425,551, respectively. Depreciation and amortization expense of property and equipment for the six months ended June 30, 2026 and 2025 were $926,246 and $867,223, respectively.

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

At June 30, 2026 and December 31, 2025, supplemental balance sheet information related to the lease was as follows:

	June 30,	December 31,
	2026	2025
Operating lease ROU asset	$2,519,284	$—

	June 30,	December 31,
	2026	2025
Operating lease liabilities:
Current portion	$453,498	$—
Non-current portion	2,098,848	—
Total	$2,552,346	$—

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Operating lease cost	$161,156	$97,524
Operating lease cash payments	$144,625	$109,396

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Operating lease cost	$322,312	$195,146
Operating lease cash payments	$289,250	$218,791

At June 30, 2026, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2026 (except for the six months ended June 30, 2026)	$289,250
2027	610,585
2028	643,632
2029	677,672
2030	712,732

Total lease payment	2,933,871
Less imputed interest	(381,525)
Total	$2,552,346

	June 30,	December 31,
	2026	2025
Weighted average discount rate	6%	NA
Weighted average remaining lease term (years)	4.5	NA

5. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 5% to 7.5%. No new finance leases were entered into during the three and six months ended June 30, 2026.

Finance leases recorded in property and equipment, net on the condensed consolidated balance sheets were as follows:

	June 30,	December 31,
	2026	2025
Cost	$76,972	$76,972
Accumulated Depreciation	(40,164)	(33,269)
Net Book Value	$36,808	$43,703

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

At June 30, 2026 and December 31, 2025, supplemental balance sheet information related to finance leases were as follows:

	June 30,	December 31,
	2026	2025
Finance lease liabilities:
Current portion	$17,445	$19,498
Non-current portion	13,504	22,145
Total	$30,949	$41,643

At June 30, 2026, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2026 (except for the six months ended June 30, 2026)	$9,651
2027	18,412
2028	4,657
Total lease payment	32,720
Less imputed interest	(1,771)
Total	$30,949

	June 30,	December 31,
	2026	2025
Weighted average discount rate	6.3%	6.3%
Weighted average remaining lease term (years)	1.8	2.2

6. Accrued Liabilities

At June 30, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued wages and benefits	$667,330	$233,166
Accrued interest	120,343	146,933
Accrued operating expense	363,115	98,989
Warranty reserve	261,018	235,160

total	$1,411,806	$714,248

7. Motor Floorplan Arrangements

On June 30, 2026 and December 31, 2025, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On June 30, 2026 and December 31, 2025 the interest rate on the line of credit was approximately 7.7% and 1.2%, respectively.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On June 30, 2026 and December 31, 2025, the interest rate was 2.0% and 5.1%, respectively.

On June 30, 2026 and December 31, 2025, the outstanding motor balance with Wells Fargo was $47,255 and $57,285, respectively. On June 30, 2026 and December 31, 2025, the outstanding motor balance with Yamaha Motor Finance was $285,185 and $238,125, respectively. The outstanding balances are included in accounts payable on the condensed consolidated balance sheets.

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,
2026 (except for the six months ended June 30, 2026)	—
2027	—
2028	6,611
2029	10,923
2030 and thereafter	482,366
Total	$499,900

9. Related Party Transactions

As discussed in Note 4, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

10. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $9,011,167 or 46 units, and $10,437,389 or 65 units, as of June 30, 2026 and December 31, 2025, respectively.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint requested Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company was able to negotiate a condition reduction on these repossessed boats which resulted in an obligation of $460,220 to Northpoint Commercial Financial. During the second quarter of 2025, the Company has sold five of the six repossessed boats, resulting in a net loss of approximately $14,875 after transportation, refurbishment, and commissions. During the third quarter of 2025, the Company paid its obligation to Northpoint for its one remaining repurchase obligation of $58,984 and is currently marketing this boat for sale. The Company expects to fully recover the amount of the repurchase obligation.

Litigation

The Company is currently involved in various civil litigation in the normal course of business, including a class action suit, none of which are considered material.

Irrevocable line of credit

As of June 30, 2026 and December 31, 2025, the Company had $208,143 and $215,117, respectively, of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

11. Stockholders’ Equity

During the first quarter of 2026, we completed three equity offerings pursuant to which we issued and sold an aggregate of 468,863 shares of our common stock. The aggregate net proceeds to us from the offerings, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $5,800,025.

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

Common Stock Warrants

During the six months ended June 30, 2026, the Company issued warrants in connection with equity offerings completed in February 2026 and March 2026 (collectively, the “2026 Offerings”). The Company issued an aggregate of approximately 22,182 warrants to purchase shares of its common stock at exercise prices ranging from $17.58 to $21.74 per share.

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

As of June 30, 2026 and December 31, 2025, the Company had outstanding warrants to purchase an aggregate of 24,665 and 2,483 shares of common stock, respectively:

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

Equity Compensation Plan

The Company maintains an equity compensation plan (the 2021 Stock Incentive Plan, or the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the Plan. As of June 30, 2026, there were 3,970 shares remaining available for grant under this Plan.

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the three months ended June 30, 2026 and 2025, the Company recorded $55,085 and $58,628, respectively, of stock-based compensation expense. For the six months ended June 30, 2026 and 2025, the Company recorded $130,010 and $115,597, respectively, of stock-based compensation expense Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. No option grants were issued during the three and six months ended June 30, 2026 and 2025.

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Grant Date Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2026	6,239	$966.77	7.44	1,597,681
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(158)	(731.09)	—	(23,126)
Forfeited/canceled	—	—	—	—
Outstanding, June 30, 2026	6,081	$972.90	7.13	1,574,555

Exercisable options, June 30, 2026	4,963	$1,165.03	6.76	1,514,697

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2025	5,757	$1,084.53	5.04	1,699,877
Granted	1,944	100.27	—	98,271
Exercised	—	—	—	—
Expired	(112)	(1,029.66)	—	(50,224)
Forfeited/canceled	—	—	—	—
Outstanding, June 30, 2025	7,589	$833.21	8.26	1,747,924

Exercisable options, June 30, 2025	3,927	$1,413.01	7.23	$1,452,934

At June 30, 2026, 3,662 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan, the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 170 RSUs exercisable on June 30, 2026.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2026	332	$394.64	1.35	$1,723
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/canceled	(2)	(162.80)	—	(10)
Outstanding, June 30, 2026	330	$396.04	0.95	$1,713

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	192	$587.61	1.58	$639
Granted	217	162.80	—	723
Exercised	—	—	—	—
Forfeited/canceled	(35)	(207.18)	—	(57)
Outstanding, June 30, 2025	374	$376.73	1.85	$1,305

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

The Company is recognizing compensation expense on a straight-line bases over the vesting period. During the three and six months ended June 30, 2026, $39,348 and $86,545, respectively, of compensation expense has been recognized. During the three and six months ended June 30, 2025, $59,628 and $115,596, respectively, of compensation expense has been recognized. The total grant-date fair value of the award was estimated to be approximately $188,761, calculated using the Black-Scholes option pricing model with the following assumptions:

● Expected Term: 6 years

● Expected Volatility: 55% (based on comparable SaaS companies)

● Risk-Free Interest Rate: 4.2%

● Dividend Yield: 0%

● Fair Value per Option: $0.0674

12. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended June 30, 2026, four individual dealers each represented over 10% of the Company’s total sales and together represented 88% of total sales. During the three months ended June 30, 2025, three individual dealers represented over 10% of the Company’s total sales and together represented 70% of total sales. During the six months ended June 30, 2026, five individual dealers each represented over 10% of the Company’s total sales and together represented 84% of total sales. During the six months ended June 30, 2025, three individual dealers represented over 10% of the Company’s total sales and together represented 67% of total sales.

13. Income Tax

Income tax expense or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each period, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, it records a cumulative adjustment. Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes for the three or six months ended June 30, 2026 and 2025. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against the deferred tax assets. As of June 30, 2026 and December 31, 2025, the Company continued to have a full valuation allowance against its U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of its deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

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

15. Subsequent Events

USFM Merger

On July 12, 2026, the Company, USFM Corporation, a Colorado corporation (the “Acquiror” or “USFM Corporation”), USFM Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of the Acquiror (“Merger Sub” and together with the Acquiror, the “Acquiror Entities”), entered into an Agreement and Plan of Merger (the “USFM Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the USFM Merger Agreement, Merger Sub will merge with and into the Company (the “USFM Merger”), with the Company continuing as the surviving corporation in the Merger (the “Surviving Company”) as a wholly owned subsidiary of Acquiror.

On the terms and subject to the conditions set forth in the USFM Merger Agreement, at the effective time of the USFM Merger (the “Effective Time”), and as a result of the USFM Merger, each share of common stock, par value $0.001 per share, of the Company (the “Shares”), that is issued and outstanding immediately prior to the Effective Time (other than certain Shares to be canceled pursuant to the terms of the USFM Merger Agreement and Dissenting Shares (as defined in the USFM Merger Agreement)) will be converted into the right to receive a pro rata portion of an aggregate number of shares of the Acquiror’s common stock, no par value (“Acquiror Shares”), that represent 10% of the issued and outstanding Acquiror Shares immediately following the Effective Time (the “Company Consideration Shares”).

In addition, pursuant to the USFM Merger Agreement, effective as of the Effective Time, automatically and without any action on the part of the holder thereof, (a) each Company Convertible Security (as defined in the USFM Merger Agreement) shall be assumed by the Surviving Company and shall become a corresponding convertible security of Acquiror and (b) each Company Common Stock Warrant (as defined in the USFM Merger Agreement), remaining outstanding and unexpired immediately prior to the Effective Time shall, in accordance with such Company Common Stock Warrant’s underlying warrant agreement, be exercised and converted into and thereafter represent such number of shares of Acquiror Common Stock in accordance with such Company Common Stock Warrant’s underlying warrant agreement.

Pursuant to the USFM Merger Agreement, prior to the closing of the USFM Merger, the Company, a newly formed subsidiary (“Assetco”), and a newly formed Delaware contingent value rights trust (the “Trust”), must consummate the Pre-Closing CVR Restructuring (as defined below) pursuant to which such parties shall: (a) form Assetco as a wholly-owned subsidiary of the Company; (b) cause the contribution of all of the Company Assets and Liabilities (as defined in the USFM Merger Agreement) from the Company to Assetco in exchange for all of Assetco’s issued and outstanding shares of capital stock (the “Assetco Contribution”), using a contribution agreement in a form reasonably satisfactory to the Acquiror; (c) form the Trust as a wholly-owned subsidiary of the Company; (d) cause the contribution of all of the issued and outstanding shares of capital stock of Assetco from the Company to the Trust in exchange for all of the Trust’s contingent value rights interests, using a contribution agreement in a form reasonably satisfactory to the Acquiror; and (e) cause the distribution of the contingent value rights interests from the Company to the Company’s existing stockholders, using a distribution agreement in a form reasonably satisfactory to the Acquiror, after which the Company shall retain no ownership or other interest (whether in the form of stock, trust interests, or otherwise) in either the Trust or Assetco (such steps collectively, the “Pre-Closing CVR Restructuring”). Following closing of the USFM Merger, the Trust will seek to sell the Company Assets and Liabilities and any net proceeds received from such sales would ultimately accrue to the benefit of pre-USFM Merger closing Company stockholders.

Consummation of the USFM Merger is subject to various conditions, including (a) obtaining requisite approval of the USFM Merger from the Company’s and the Acquiror’s stockholders, (b) the Registration Statement (as defined in the USFM Merger Agreement) filed by the Acquiror with the SEC becoming effective, (c) the absence of certain laws or orders issued by certain specified governmental entities making illegal or permanently enjoining or prohibiting the USFM Merger, (d) the Company Consideration Shares being approved for listing on the NYSE, NYSE American, or another applicable stock exchange, (e) the accuracy of the representations and warranties made by the parties, subject to certain exceptions, (f) the absence of a material adverse effect on either party that is continuing, (g) consummation of the Pre-Closing CVR Restructuring, and (h) delivery of a fairness opinion.

Interim Chief Financial Officer

On July 10, 2026, Joseph Visconti, the Company’s Chief Executive Officer and President resigned his role as the Company’s Interim Chief Financial Officer.

On July 12, 2026, the Company appointed Michael P. Dickerson to be the Company’s Interim Chief Financial Officer. Michael P. Dickerson was our Chief Financial & Administrative Officer from April 2024 through September 2025, at which time Mr. Dickerson became a consultant to the Company.

Defective Reincorporation Matters and Defective Reverse Stock Split Ratification

Defective State of Nevada Reincorporation

On October 23, 2025, the Company issued a Notice of Annual Meeting of the Stockholders and filed proxy materials with the SEC related to the Company’s annual meeting of stockholders to be held on December 4, 2025. At such annual meeting of stockholders, among other things, Company stockholders were presented with a proposal (the “Nevada Reincorporation Proposal”) to approve the reincorporation of the Company from the State of Delaware to the State of Nevada by means of a conversion under Section 266 of the DGCL and Section 92A.120 of the Nevada Revised Statutes (the “NRS”). At the December 4, 2025 annual meeting of stockholders, 437,309 shares of Common Stock (representing approximately 19.5% of the then issued and outstanding 2,237,299 shares of Common Stock) voted FOR the Nevada Reincorporation Proposal, 88,498 shares of Common Stock voted AGAINST, 2,496 shares abstained and there were 661,214 broker non-votes for the Nevada Reincorporation Proposal. Section 266(b) of the DGCL states in relevant part that “[i]f a majority of the outstanding shares of stock of the corporation, entitled to vote thereon shall be voted for the adoption of the resolution, the conversion shall be authorized”. Because less than a majority of the outstanding shares of stock voted in favor of the Nevada Reincorporation Proposal, such proposal in fact was not properly adopted and approved by the Company’s stockholders and the Company never legally converted to a Nevada corporation under the DGCL. Because the Nevada Revised States require in relevant part that any conversion into a Nevada corporation must be approved in accordance with the laws of the company’s present jurisdiction, the conversion of the Company into a Nevada corporation was similarly ineffective under the NRS.

On April 10, 2026, the Company purported to effect its reincorporation from the State of Delaware to the State of Nevada through the filing of Articles of Conversion/Exchange/Merger and Articles of Incorporation in the State of Nevada, together with a Certificate of Conversion which was filed with the Secretary of State of the State of Delaware. On August 4, 2026, after discovering that the reincorporation was not approved by a sufficient number of shares of Common Stock in Delaware, the Company submitted for filing (a) a Certificate of Correction and a Certificate of Dissolution/Withdrawal Profit Corporation in the State of Nevada and (b) a Certificate of Correction in the State of Delaware, in each case, to revoke the previously-filed defective Articles of Conversion/Exchange/Merger and Articles of Incorporation and to render null and void the Certificate of Conversion, respectively. Separately, as described in the preliminary proxy statement filed by the Company with the SEC on August 5, 2026, the Company is seeking stockholder approval to ratify the Reverse Stock Split as set forth in the Nevada articles of incorporation amendment filed with the State of Nevada on April 30, 2026, with an effective date of May 4, 2026, which purported to implement the Reverse Stock Split. In light of the defective corporate acts referred to above, the Company did not effectively reincorporate to Nevada. By virtue of the Certificate of Correction filed with the Secretary of State of the State of Delaware, the Company corrected its status as a Delaware corporation.

Defective Reverse Stock Split

On April 10, 2026, the Board of Directors approved the Reverse Stock Split by unanimous written consent. The Reverse Stock Split was effectuated pursuant to NRS 78.207 through Board approval alone by a proportionate decrease in both the authorized and issued and outstanding shares of the entire class. After the purported effective time of the Reverse Stock Split, the Company’s common stock began trading under the existing trading symbol “VEEE” on the Nasdaq Capital Market on a reverse split-adjusted basis when the market opened on May 4, 2026. At the effective time of the Reverse Stock Split, every 37 shares of common stock issued and outstanding automatically converted into one issued and outstanding share of common stock and the aggregate number of shares of Common Stock issued and outstanding was reduced by a corresponding proportion from approximately 19.6 million shares to approximately 0.5 million shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and warrants. The total number of shares of the Company’s preferred stock authorized for issuance under the Articles of Incorporation remained at 10,000,000. As permitted under NRS 78.205(2)(b), in connection with the Reverse Stock Split, the Company rounded up each fractional share that otherwise would have been issued as a result of the Reverse Stock Split by issuing, to any holder who would otherwise have received a fractional share, such additional fraction of a share as necessary to increase such resulting fractional share to a full share. However, notwithstanding such actions, the Reverse Stock Split was a defective corporate act because the Company was not a Nevada corporation at the time of approval of the Reverse Stock Split.

On April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to amend the Nevada Articles of Incorporation then on file with the Nevada Secretary of State to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock, effective as of 12:01 a.m. Eastern Time on May 4, 2026, purportedly pursuant to NRS 78.207. Because the Nevada reincorporation was not validly approved by the requisite vote of Company stockholders, as described more fully elsewhere in the preliminary proxy statement filed by the Company with the SEC on August 5, 2026, the Company never legally became a Nevada corporation. As described in such preliminary proxy statement, following the correction of the Company’s state of incorporation to Delaware, the Company is seeking stockholder approval of the ratification of the Reverse Stock Split to effect such Reverse Stock Split under Delaware law, and the Reverse Stock Split is expected to be deemed to have been effective as of 12:01 a.m. Eastern Time on May 4, 2026 under applicable Delaware law. The ratification of the defective corporate act is being pursued pursuant to Section 204 of the DGCL and will not be effective unless and until the Company’s stockholders approve such ratification.

The Company has evaluated all events or transactions that occurred after June 30, 2026 through August 6, 2026, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no additional material subsequent events.

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

OVERVIEW

Twin Vee PowerCats Co. (“Twin Vee”, “we”, “us” or the “Company”) is a designer, manufacturer and marketer of recreational and commercial power boats. We believe our company, founded in 1996, has been an innovator in the recreational and commercial power catamaran industry. Our twin-hull catamaran running surface, known as a symmetrical catamaran hull design, adds to the Twin Vee ride quality by reducing drag, increasing fuel efficiency and offering users a stable riding boat. Our home base operations in Fort Pierce, Florida is a 7.5-acre facility with several buildings totaling approximately 100,000 square feet, including a recently completed 30,000 square foot expansion which began in mid-2024. We currently employ approximately 80 people.

Our products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Bahama Boats and Bimini for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 22 independent boat dealers across North America, the Caribbean and Central America who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc. (“Forza”), our then minority owned electric boat subsidiary, determined to cease production of electric boats, and on November 26, 2024, Forza was merged into Twin Vee Merger Sub, Inc., our wholly-owned subsidiary, and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for nearly 100% of our net revenue in the second quarter of 2026 and 2025. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 11 Twin Vee models in production ranging in size from 22-foot to 40-foot, and 6 monohull Bahama models in or nearing production ranging in size from 31-foot to 41-foot, and three Bimini monohull models ranging in size from 21-foot to 29-foot.

During the quarter ended June 30, 2026, four individual dealers each represented over 10% of our total sales and together represented 88% of total sales. During the quarter ended June 30, 2025, three individual dealers each represented over 10% of our total sales and together represented 70% of total sales.

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

Recent Developments

Nasdaq Compliance

As previously disclosed, on April 2, 2026, the Company received written notice (the “Notification Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (collectively, the “Bid Price Rule”). Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from February 18, 2026 to March 31, 2026, the Company no longer satisfied the Bid Price Rule. While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notification Letter stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company effected a reverse stock split over the prior one-year period. The Company effected a 1-for-10 reverse stock split on April 7, 2025. The Notification Letter stated that the Company’s securities will be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was timely requested and subsequently scheduled for May 7, 2026.

To that end, on April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to amend its Nevada Articles of Incorporation to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on May 4, 2026, purportedly pursuant to Nevada Revised Statutes (“NRS”) 78.207. On June 17, 2026, the Panel found that Twin Vee is in compliance with the Listing Rules of The Nasdaq Stock Market.

In light of the Company’s defective reincorporation from Delaware to Nevada (see “Defective State of Nevada Reincorporation” below) the Company is in process of seeking stockholder approval for ratification of the Reverse Stock Split in the State of Delaware, which Reverse Stock Split is expected to remain effective as of 12:01 a.m. Eastern Time on May 4, 2026 following such ratification. The ratification of the defective corporate acts is being pursued pursuant to Section 204 of the Delaware General Corporation Law and will not be effective unless and until the Company’s stockholders approve such ratification. See “Defective Reverse Stock Split” below and “PART II. OTHER INFORMATION - ITEM 1A. RISK FACTORS - We are seeking stockholder approval to ratify certain actions pursuant to Section 204 of the Delaware General Corporation Law and expect to file a Certificate of Validation with the Secretary of State of the State of Delaware in the event stockholders provide such approval.”

Defective State of Nevada Reincorporation

On April 10, 2026, the Company purported to complete its reincorporation from the State of Delaware to the State of Nevada. On August 4, 2026, after discovering that the reincorporation was not approved by a sufficient vote of shares of the Company’s common stock, the Company filed Certificates of Correction (a) in the State of Nevada to revoke the previously filed Nevada Articles of Conversion/Exchange/Merger and Nevada Articles of Incorporation and (b) in the State of Delaware to revoke the previously filed Delaware Certificate of Conversion. Separately, the Company is seeking stockholder approval to ratify the articles of incorporation amendment, which were filed with the State of Nevada on April 30, 2026 with an effective date of May 4, 2026, to effect the reverse stock split referred to elsewhere in this Quarterly Report. In light of the defective corporate acts referred to above, the Company did not effectively reincorporate to Nevada. See “PART II. OTHER INFORMATION - ITEM 1A. RISK FACTORS - We are seeking stockholder approval to ratify certain actions pursuant to Section 204 of the Delaware General Corporation Law and expect to file a Certificate of Validation with the Secretary of State of the State of Delaware in the event stockholders provide such approval.”

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

On May 17, 2026, the Company delivered a notice of non-renewal pursuant to the terms of the Employment Agreement, effective as of July 23, 2021, with Joseph Visconti. The non-renewal was not due to any disagreement between Mr. Visconti and the Company on any matter. Following July 23, 2026, Mr. Visconti will continue to serve as the Company’s Chief Executive Officer and President on an at-will basis.

Defective Reverse Stock Split

On April 30, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State (the “Certificate of Change”) to amend its invalidly filed Nevada Articles of Incorporation to effect a 1-for-37 reverse stock split of the Company’s authorized shares of common stock, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), effective as of 12:01 a.m. Eastern Time on May 4, 2026, purportedly pursuant to Nevada Revised Statutes (“NRS”) 78.207. Because the Nevada reincorporation was not validly approved by the requisite vote of Company stockholders, as described more fully elsewhere in this Quarterly Report, the Company never legally became a Nevada corporation. The Company is in process of seeking stockholder approval of the ratification of the Reverse Stock Split and the Reverse Stock Split is expected to remain effective as of 12:01 a.m. Eastern Time on May 4, 2026 under applicable Delaware law. The ratification of the defective corporate act is being pursued pursuant to Section 204 of the Delaware General Corporation Law and will not be effective unless and until the Company’s stockholders approve such ratification. See “PART II. OTHER INFORMATION - ITEM 1A. RISK FACTORS - We are seeking stockholder approval to ratify certain actions pursuant to Section 204 of the Delaware General Corporation Law and expect to file a Certificate of Validation with the Secretary of State of the State of Delaware in the event stockholders provide such approval.”

On April 10, 2026, the board of directors of the Company approved the Reverse Stock Split by unanimous written consent. Since the Reverse Stock Split was purportedly effectuated pursuant to NRS 78.207 by a proportionate decrease in both the authorized and issued and outstanding shares of the entire class, no stockholder approval of the Reverse Stock Split was required under the NRS. After the effective time of the Reverse Stock Split, the Company’s common stock began trading under the existing trading symbol “VEEE” on the Nasdaq Capital Market on a reverse split-adjusted basis when the market opened on May 4, 2026. At the effective time of the Reverse Stock Split, every 37 shares of common stock issued and outstanding automatically converted into one issued and outstanding share of common stock and the total number of shares of common stock authorized for issuance under the Articles of Incorporation was reduced by a corresponding proportion from approximately 19.6 million shares to approximately 0.5 million shares.

In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and warrants. The total number of shares of the Company’s preferred stock authorized for issuance under the Articles of Incorporation remained at 10,000,000.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Net sales	$3,128,374	$4,755,618	$(1,627,244)	(34%)
Cost of products sold (excluding depreciation & amortization)	$3,311,042	$4,101,565	$(790,523)	(19%)
Gross (loss) profit	$(182,668)	$654,053	$(836,721)	(128%)
Operating expenses	$2,838,869	$2,329,859	$509,010	22%
Loss from operations	$(3,021,537)	$(1,675,806)	$(1,345,731)	80%
Other income	$123,525	$21,735	$101,790	468%
Net loss	$(2,898,012)	$(1,654,071)	$(1,243,941)	75%
Basic and dilutive loss per share of common stock	$(5.07)	$(32.22)	$27.14	(84%)
Weighted average number of shares of common stock outstanding	571,161	51,339

Net Sales and Cost of Sales

Our net sales decreased by $1,627,244, or 34%, to $3,128,374 for the three months ended June 30, 2026, from $4,755,618 for the three months ended June 30, 2025. This decrease was due primarily to market conditions of elevated interest rates and higher gas prices impacting consumer behavior and demand. During the second quarter of 2026, we sold 15 boats at an average selling price of approximately $209,000 per unit, compared to 31 units in the second quarter of 2025 with an average selling price of approximately $153,000. The increase in the average sales price is primarily due to a change in the product mix of boats sold, specifically, in the second quarter of 2025, 18 boats of 24 feet or less were sold versus in the second quarter of 2026 8 boats of 24 feet or less were sold.

Gross profit

Gross profit declined by $836,721, or 128%, to a negative $182,668 for the three months ended June 30, 2026, from $654,053 for the three months ended June 30, 2025. Gross (loss) profit as a percentage of sales for the three months ended June 30, 2026 was -5.8% compared to 13.8% in the second quarter of 2025. The decline in gross profit of 19.6 percentage points, is primarily due to an increase in labor related to the completion and re-launch of the new Bahama Boat line of boats at the Palm Beach International Boat Show and the unfavorable leverage effect of lower boat sales on fixed overhead costs.

During the second quarter of 2026, the Company recorded a non-cash impairment charge of approximately $701,223 related to capitalized software development costs. The software platform was developed and commercialized during 2025 with the expectation of generating future revenues through licensing, subscription arrangements, customer access fees, and other commercialization opportunities. Following commercialization, management actively pursued customer adoption, strategic partnerships, and other monetization initiatives. After evaluating market demand, expected future investment requirements, strategic priorities, and the absence of supportable future revenue opportunities, management determined during the second quarter of 2026 to discontinue commercialization efforts and abandon the software as a revenue-generating initiative. As a result, the Company concluded that the carrying value of the software was no longer recoverable and recorded a full impairment charge of approximately $701,223, representing the remaining net book value of the asset.

Operating Expenses

During the three months ended June 30, 2026 and 2025, total operating expenses were $2,838,869 and $2,329,859, respectively, an increase of $509,010, or 22%. Second quarter of 2026 includes an impairment charge related to capitalized software of $701,223. Before the impact of this charge, operating expenses would be down $192,213 or 8.2%

Selling, general, and administrative expenses decreased by approximately 1%, or $5,167, to $600,106 for the three months ended June 30, 2026, compared to $605,273 for the three months ended June 30, 2025.

Salaries and wage related expenses decreased 22%, or $232,125, to $822,978 for the three months ended June 30, 2026, compared to $1,055,103 for the three months ended June 30, 2025. The decrease in salaries and wages is across the board, including salaries, director expenses, and benefits due to ongoing resource management, in addition, the retirement of our prior CFO resulted in a reduction in salaries, bonus accruals as well as stock based compensation expenses.

Professional fees increased by 35%, or $66,482, to $256,989 for the three months ended June 30, 2026, compared to $190,507 for the three months ended June 30, 2025, primarily due to expenses related to the proposed merger with USFM.

Depreciation and amortization expense increased by 8%, or $33,534 to $459,085 for the three months ended June 30, 2026, as compared to $425,551 for the three months ended June 30, 2025. This increase is due to the capitalization of Ft. Pierce building expansion and the 5-axis C&C machine installed in late 2025.

Other income increased by $101,789 to $123,524 for the three months ended June 30, 2026, as compared to $21,735 for the three months ended June 30, 2025. This increase was due primarily to an increase in dividend and interest income from higher cash and cash equivalent balances, following the three equity sale transactions in the first quarter of 2026 and interest income related to the Company’s note receivable on the former building in North Carolina.

Net Loss

Net loss for the three months ended June 30, 2026 was $2,898,012, as compared to $1,654,071 for the three months ended June 30, 2025, a reduction of $1,243,941 or 75%. The overall year-over-year increase in the reported loss for the period was primarily due to the reduction in gross margin and an increase in SG&A as described above, which included the write off of capitalized software of $701,223. Basic and dilutive loss per share of Common Stock for the three months ended June 30, 2026, adjusted for the May 4, 2026 1 for 37 reverse stock split, was ($5.07), as compared to ($32.22) for the three months ended June 30, 2025, an improvement of 84%.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Net sales	$7,093,080	$8,367,909	$(1,274,829)	(15%)
Cost of products sold (excluding depreciation & amortization)	$7,079,411	$7,176,742	$(97,331)	(1%)
Gross profit	$13,669	$1,191,167	$(1,177,498)	(99%)
Operating expenses	$5,171,140	$4,546,067	$625,073	14%
Loss from operations	$(5,157,471)	$(3,354,900)	$(1,802,571)	54%
Other income	$165,181	$90,589	$74,592	82%
Net loss	$(4,992,290)	$(3,264,311)	$(1,727,979)	53%
Basic and dilutive loss per share of common stock	$(12.85)	$(71.27)	$58.42	(82%)
Weighted average number of shares of common stock outstanding	388,473	45,801

Net Sales and Cost of Sales

Our net sales decreased by $1,274,829, or 15% to $7,093,080 for the six months ended June 30, 2026 from $8,367,909 for the six months ended June 30, 2025. This decrease was due primarily to market conditions of elevated interest rates and higher gas prices impacting consumer behavior and demand. We sold 36 and 45 boats during the first six months of 2026 and 2025, respectively. The average unit price per boat was approximately $197,000 in the first six months of 2026 compared to $186,000 in the first six months of 2025. This increase is due primarily to the sale of a 35’ and a 37’ Bahama in 2026 versus none in 2025.

Gross Profit

Gross profits decreased by $1,177,498 or 99%, to $13,669 for the six months ended June 30, 2026, from $1,191,167 for the six months ended June 30, 2025. Gross profit as a percentage of sales, for the six months ended June 30, 2026 and 2025, was 0.2% and 14.2% respectively. The decline in gross profit of 14 percentage points, is primarily due to an increase in labor related to the completion and re-launch of the new Bahama Boat line of boats at the Palm Beach International Boat Show and the unfavorable leverage effect of lower boat sales on fixed overhead costs.

During the second quarter of 2026, the Company recorded a non-cash impairment charge of approximately $701,223 related to capitalized software development costs. The software platform was developed and commercialized during 2025 with the expectation of generating future revenues through licensing, subscription arrangements, customer access fees, and other commercialization opportunities. Following commercialization, management actively pursued customer adoption, strategic partnerships, and other monetization initiatives. After evaluating market demand, expected future investment requirements, strategic priorities, and the absence of supportable future revenue opportunities, management determined during the second quarter of 2026 to discontinue commercialization efforts and abandon the software as a revenue-generating initiative. As a result, the Company concluded that the carrying value of the software was no longer recoverable and recorded a full impairment charge of approximately $701,223, representing the remaining net book value of the asset.

Operating Expenses

During the six months ended June 30, 2026, operating expenses were $5,171,140 compared to $4,546,067 in the same period in 2025, an increase of $625,073 or 14%. The six month period ended June 30, 2026 includes an impairment charge related to capitalized software of $701,223. Before the impact of this charge, operating expenses would be down $76,150 or 2.0%

Selling, general, and administrative expenses increased by approximately 21%, or $256,832, to $1,460,657 for the six months ended June 30, 2026, compared to $1,203,825 for the six months ended June 30, 2025. The increase was driven by both property taxes and Delaware franchise taxes as well as approximately $168,000 of penalties assessed by the Internal Revenue Service related to section 6721 and 6722 for the tax year 2022. The Company is actively seeking to resolve this disagreement with the IRS. Included in salaries and wage related expenses for the six months ended June 30, 2026 and 2025 was stock-based compensation expense of $130,010 and $115,597, respectively.

Salaries and wage related expenses decreased 15%, or $313,582, to $1,708.483 for the six months ended June 30, 2026, compared to $2,022,065 for the six months ended June 30, 2025. The decrease in salaries and wages is across the board, including salaries, director expenses, and benefits due to ongoing resource management, in addition, the retirement of our prior CFO resulted in a reduction in salaries and bonus accruals.

Professional fees increased by 12% or $39,525, to $376,043 for the six months ended June 30, 2026, compared to $336,518 for the six months ended June 30, 2025. This increase is primarily due to expenses related to the proposed merger with USFM.

Depreciation and amortization expense increased by 7%, or $59,023, to $926,246 for the six months ended June 30, 2026, as compared to $867,223 for the six months ended June 30, 2025. This increase is due to the capitalization of Ft. Pierce building expansion and the 5-axis C&C machine installed in late 2025.

Other income increased by $74,591 to $165,180 for the six months ended June 30, 2026, as compared to $90,589 for the six months ended June 30, 2025. This increase was due primarily to an increase in dividend and interest income from higher cash and cash equivalent balances, following the three equity sale transactions in the first quarter of 2026 and interest income related to the Company’s note receivable on the former building in North Carolina.

Net Loss

Net loss for the six months ended June 30, 2026 was $4,992,290, as compared to $3,264,311 for the six months ended June 30, 2025, a reduction of $1,727,979 or 53%. The overall year-over-year increase in the reported loss for the period was primarily due to the reduction in gross margin and an increase in SG&A as described above, which included the write off of capitalized software of $701,223. Basic and dilutive loss per share of Common Stock for the six months ended June 30, 2026, adjusted for the May 4, 2026 1 for 37 reverse stock split, was ($12.85), as compared to ($71.27) for the six months ended June 30, 2025, an improvement of 82%.

Liquidity

Going Concern

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the six months ended June 30, 2026, we incurred a loss from operations of $5,157,471 and a net loss of $4,992,290. As of June 30, 2026, we had accumulated deficits of $38,992,518. To address these conditions:

●	We closed three equity offerings during the first quarter of 2026 totaling 468,863 shares of common stock for total net proceeds of $5,800,025.

●	As of June 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $3,929,427.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

A primary source of funds for the three and six months ended June 30, 2026 was net cash received from our three follow-on equity offerings closed during the first quarter of 2026, and revenue generated from operations. Our primary use of cash was related to funding our operations including capital improvements, and development of the Bahama Boat lineup.

During the six months ended June 30, 2026, the Company completed multiple equity offerings resulting in aggregate gross proceeds of $7,192,640 and aggregate net proceeds of $5,800,025, after deducting placement agent fees and expenses and the Company’s offering expenses.

In connection with these offerings, the Company issued as compensation to the placement agent warrants to purchase shares of its common stock. The warrants are exercisable immediately and are classified as equity instruments. As a result, the issuance of these warrants did not result in any remeasurement adjustments or impact to the Company’s statements of operations.

The Company intends to use the net proceeds from these offerings for working capital and general corporate purposes.

Selected Balance Sheet Information

The following table provides selected financial data about us as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025	Change	% Change
Cash and cash equivalents	$3,721,284	$1,431,578	$2,289,706	159.9%
Restricted cash	$208,143	$215,117	$(6,974)	(3.2%)
Current assets	$8,576,146	$4,897,217	$3,678,929	75.1%
Current liabilities	$3,633,980	$2,244,513	$1,389,467	61.9%
Working capital	$4,942,166	$2,652,704	$2,289,462	86.3%

As of June 30, 2026, we had $3,929,427 of cash, cash equivalents, and restricted cash, total current assets of $8,576,146 and total assets of $20,651,788. Our total liabilities were $6,246,232. Our total liabilities were comprised of current liabilities of $3,633,980, which included accounts payable and accrued liabilities of $2,637,237, lease liabilities of $470,943 and contract liability of $525,800. Long term liabilities were $2,612,252. As of December 31, 2025, we had $1,646,695 of cash, cash equivalents, and restricted cash, total current assets of $4,897,217 and total assets of $16,234,369. Our total current liabilities were $2,244,513 and total liabilities were $2,766,558.

The accumulated deficit was $38,992,518 as of June 30, 2026 compared to accumulated deficit of $34,000,228 as of December 31, 2025.

Our working capital increased by $2,289,462 to $4,942,166 as of June 30, 2026, compared to $2,652,704 on December 31, 2025 primarily due to the three first quarter 2026 equity offerings totaling 468,863 shares, netting approximately $5,800,025 after fees and expenses, partially offset by continued operating losses incurred in the period.

Cash Flow

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
Cash used in operating activities	$(3,271,122)	$(2,481,889)	$(789,233)	32%
Cash used in investing activities	$(235,477)	$(1,497,435)	$1,261,958	(84%)
Cash provided by financing activities	$5,789,331	$2,449,992	$3,339,339	136%

Cash Flow from Operating Activities

For the six months ended June 30, 2026 net cash used in operating activities was $3,271,122, compared to $2,481,889 during the six months ended June 30, 2025. The use of cash in operating activities for the six months ended June 30, 2026 was due primarily to a $5,157,471 operating loss adjusted for non-cash depreciation and amortization of $926,246, stock-based compensation of $130,010, and asset impairment losses of $699,711.

Cash Flow from Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $235,477, due to investments in property, plant and equipment, primarily related to contingent consideration capitalized as Bahama Boat Works boat hulls. This compares to use of cash in investing activities of $1,536,522 in the six months ended June 30, 2025 resulting from purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was approximately $5,789,331 due primarily to the three first quarter 2026 equity offerings totaling 468,863 shares, netting approximately $5,800,025 after fees and expenses. For the six months ended June 30, 2025, net cash used in financing activities was approximately $2,449,992.

USFM Merger Impact to Our Liquidity

As described in note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company entered into the USFM Merger Agreement on July 12, 2026, which sets forth the terms associated with the USFM Merger. Among other things, pursuant to the USFM Merger Agreement, the Company must consummate the Pre-Closing CVR Restructuring, pursuant to which the Company must to transfer all of the Company Assets and Liabilities (which includes all of the Company’s cash in excess of $1,500,000) to Assetco.

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

The notes to our unaudited condensed consolidated financial statements contained herein contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit, which is included in contract liabilities on the condensed consolidated balance sheets. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and have promoted our former Chief Financial & Administrative Officer and SEC reporting consultant, Michael P. Dickerson, to be our Interim Chief Financial Officer. We have also implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2026, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three and six months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our control over financial reporting.

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

On March 10, 2025, stockholders Nabeel Youseph and Marisa Hardyal-Youseph (“Plaintiffs”), who are former holders of common stock of Forza X1, Inc. (“Forza”), commenced an action in the Court of Chancery in the State of Delaware, captioned Youseph, et al. v. Visconti, et al., Case No. 2025-0262, by filing a putative class action complaint (the “Complaint”) against Defendants Joseph Visconti, Kevin Schuyler, Neil Ross, Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc. (collectively, “Defendants”), related to Forza’s merger with Twin Vee seeking an unspecified award of damages, plus interest, costs, and attorneys’ fees. Plaintiffs’ Complaint asserts claims (1) against Defendants for breach of fiduciary duty in their capacities as controlling shareholders of Forza, (2) against Messrs. Visconti, Schuyler, and Ross for breach of fiduciary duty in their capacities as directors of Forza, and (3) against Mr. Visconti for breach of fiduciary duty in his capacity as an officer of Forza. Defendants deny the allegations and intend to vigorously defend against the claims. At this time, as the matter is in the pleadings stage, the Company is unable to estimate or project the ultimate outcome of this matter.

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

 Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the six months ended June 30, 2026, we incurred a loss from operations of $5,157,471 and a net loss of $4,992,290. As of June 30, 2026, we had accumulated deficits of $38,992,518. To address these conditions:

●	We closed three equity offerings during the first quarter totaling 17,347,900 pre-Reverse Stock Split shares of common stock for a total net proceeds of $5,800,025.

●	As of June 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $3,929,427.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

As of June 30, 2026, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and are utilizing the services of experienced SEC reporting consultants as necessary. We have recently hired our former CFO to act as Interim CFO. We have also selected and implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

In light of the Company’s defective reincorporation from the State of Delaware to the State of Nevada, we are seeking stockholder approval to ratify the 1-for-37 reverse stock split purportedly effectuated under Nevada law. The defective reincorporation and the associated ratification (and any failure of the stockholders to approve such ratification) exposes the Company to risk of litigation and regulatory actions, any of which may have a material adverse impact on the Company’s business, financial condition and results of operation, and may impact the Company’s ability to consummate the USFM Merger.

On August 4, 2026, our Board of Directors authorized the Company to seek stockholder approval to ratify certain actions pursuant to Section 204 (“Section 204”) of the Delaware General Corporation Law, which, in certain circumstances, allows a Delaware corporation to ratify a defective corporate act retroactive to the date the corporate act was originally taken. The ratification is being sought for a 1-for-37 stock split (the “Reverse Stock Split”) reflected in a Certificate of Change Pursuant to NRS 78.209 (the “NV Charter Amendment”), which was improperly filed by the Company with the Secretary of State of the State of Nevada (the “NV Secretary of State”) on April 30, 2026, with a stated effective time of 12:01 am ET on May 4, 2026. The NV Charter Amendment was filed with the NV Secretary of State following the prior improper filings of (a) Articles of Conversion/Exchange/Merger with the NV Secretary of State on April 9, 2026 (the “NV Conversion Filing), (b) Articles of Incorporation with the NV Secretary of State on April 9, 2026 (the “NV Articles”), and (c) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “DE Secretary of State”) on April 7, 2026 (the “DE Conversion Filing”). On August 4, 2026, the Company submitted for filing (x) a Certificate of Correction with the NV Secretary of State to revoke the NV Conversion Filing (the “NV Certificate of Correction”) and (y) a Certificate of Correction with the DE Secretary of State to revoke the DE Conversion Filing (the “DE Certificate of Correction” and, together with the NV Certificate of Correction, the “Certificates of Correction”).

In the event our stockholders approve the ratification referred to above, the Company will file a Certificate of Validation with the DE Secretary of State (the “DE Certificate of Validation”) promptly following receipt of such stockholder approval, which will include an amendment to the Company’s Delaware certificate of incorporation reflecting the Reverse Stock Split, effective as of 12:01 am ET on May 4, 2026. The ratification of the Reverse Stock Split would remove uncertainty regarding the validity of the Reverse Stock Split and confirm the effectiveness of the Reverse Stock Split in the State of Delaware, effective as of 12:01 am ET on May 4, 2026.

Under Section 155 of the DGCL, when an act or transaction would result in fractional shares outstanding and the corporation determines not to issue fractions of shares, the corporation may (i) arrange for the disposition of fractional interests by those entitled thereto, (ii) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined or (iii) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share. As originally approved and effected, the Reverse Stock Split involved rounding up fractional shares into whole shares, a practice not permitted under Delaware law. Because of the complexity required to unwind any rounded-up shares, on August 4, 2026, the Board of Directors determined, with the advice of counsel, to provide in the Certificate of Amendment that will be attached to the DE Certificate of Validation and as part of the ratification of the Reverse Stock Split that, with respect to any holder who would have been entitled to receive a fraction of a share as a result of the Reverse Stock Split, the 1-for-37 exchange ratio applicable to the Reverse Stock Split would be automatically adjusted solely with respect to such holder so that at the effective time of the Reverse Stock Split, such holder would receive the next higher whole number of shares. This design will replicate the rounding-up of shares contemplated by the Nevada filings that purportedly effected the Reverse Stock Split while complying with the technical requirements of Delaware law.

Furthermore, in accordance with Section 204, on August 4, 2026, our Board of Directors ratified the Reverse Stock Split and approved (a) the submission to the stockholders of the Company a proposal for ratification and approval of Reverse Stock Split; and (b) in the event the Company receives such stockholder ratification and approval, the filing with the DE Secretary of State of the DE Certificate of Validation. On August 5, 2026, the Company filed with the SEC a preliminary proxy statement related to the special meeting of stockholders that will be called for purposes of, among other things, stockholder approval of the ratification of the Reverse Stock Split. Please review the preliminary proxy statement and the other documents that the Company will file with the SEC (including a definitive proxy statement) for more information regarding the defective reincorporation and Reverse Stock Split.

Although we believe we have fully complied with the procedures and requirements of Section 204 as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that (a) our stockholders will approve the ratification of the Reverse Stock Split, (b) there will be no claims that the Reverse Stock Split, the NV Charter Amendment, the NV Articles, the NV Conversion Filing, the DE Conversion Filing, the Certificates of Correction, the purported reincorporation of the Company in Nevada, and/or all subsequent or related defective or noncompliant corporate acts (including the Reverse Stock Split) are void or voidable due to the failures to comply with applicable law, (c) the Delaware Court of Chancery will not declare in its discretion that the ratification pursuant to Section 204 is not effective or is effective only on certain conditions, or (d) the Company and its officers and directors will not face other claims or liabilities related to any of the foregoing matters or, if asserted, such claims will not be successful. Under Section 204, claims opposing the ratification of a defective corporate act must be brought within 120 days after the filing of the applicable Certificate of Validation. If the ratification pursuant to Section 204 is ultimately not effective, then the Reverse Stock Split would be invalid and the Company and its officers and directors could have liability to holders of the common stock, the Nasdaq Stock Market, other regulators, and other third parties related to the Reverse Stock Split, the invalid Nevada reincorporation, and/or any of the aforementioned matters. The outcome of any such claims or regulatory actions is impossibly to predict, however, any such claims or actions would likely have a material and adverse impact on the Company and its business, financial condition, and results of operation and any such claims or actions would significantly divert attention of the Company’s management.

In addition, if the ratification referred to above is not approved by the requisite vote of our stockholders, the ratification of the Reverse Stock Split will not become effective in accordance with Section 204, which provides for a non-exclusive method to ratify an act or transaction. The DGCL specifically states that compliance with Section 204 is not the exclusive means of ratifying any transaction or act. The failure to approve the ratification may leave us exposed to potential claims that (i) the Reverse Stock Split did not receive requisite stockholder approval, (ii) the Reverse Stock Split therefore was not validly adopted, (iii) as a result, the Company’s outstanding stock should revert to the pre-split share numbers, (iv) issuances of common stock or warrants, options, or other equity grants subsequent to the Reverse Stock Split may not be valid, and (v) we would not be able to validate our total outstanding shares of common stock in connection with any strategic transaction that our Board of Directors may determine is advisable, including, without limitation, the sale of the Company pursuant to the USFM Merger Agreement, any other business combination, merger or reverse merger, or a license or other disposition of corporate assets of the Company, or in connection with potential future transactions, including, without limitation, capital-raising transactions, exchanges of outstanding warrants, options, or other derivative securities, and other strategic transactions. Any inability to issue Common Stock in the future and any invalidity of past issuances of Common Stock could expose us to significant claims and have a material adverse effect on our operations and liquidity, which could result in material business interruptions and our filing for bankruptcy or an involuntary petition for bankruptcy being filed against us. Among other things, the Company avoided having its shares delisted from Nasdaq, in part, based on assertions the Company made to Nasdaq that it had legally consummated a reverse stock split. Furthermore, in the event the USFM Merger Agreement is not amended, we may face claims from USFM that the Company has breached its representations and other obligations under the USFM Merger Agreement. Any such claims could have a material adverse effect on our financial condition and results of operations.

Risks Related to the USFM Merger

Failure to complete, or delays in completing, the pending USFM Merger could materially and adversely affect the Company’s results of operations, business, financial results, and/or stock price.

On July 12, 2026, the Company and USFM Corporation entered into the USFM Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the USFM Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of USFM Corporation and the surviving corporation of the USFM Merger. Consummation of the USFM Merger is subject to certain closing conditions, a number of which are not within the Company’s control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the USFM Merger. The Company cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that it will be able to successfully consummate the USFM Merger as currently contemplated under the USFM Merger Agreement or at all.

The Company’s efforts to complete the USFM Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. This uncertainty has been compounded due to the Section 204 defective corporate act ratification and defective Nevada reincorporation matter described more fully elsewhere in this Quarterly Report. Uncertainty as to whether the USFM Merger will be completed in a timely manner or at all may affect the Company’s ability to retain and motivate existing employees. Uncertainty as to whether the USFM Merger will be completed in a timely manner or at all could adversely affect the Company’s business and its relationship with dealers, financing sources, suppliers, vendors, regulators, and other business partners. The adverse effects of the pendency of the USFM Merger could be exacerbated by any delays in completion of the USFM Merger or termination of the USFM Merger Agreement.

If the conditions to the USFM Merger are not satisfied or waived, the USFM Merger may not occur.

Even if the USFM Merger is approved by the stockholders of the Company and USFM Corporation, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the USFM Merger. These conditions are set forth in the USFM Merger Agreement and described further in note 15 “Subsequent Events” to the condensed consolidated financial statements set forth elsewhere in this Quarterly Report on Form 10-Q and in other documents the Company and USFM Corporation has filed and will file with the SEC (including a registration statement on Form S-4 to be filed by USFM Corporation). The Company cannot assure you that all of the conditions to the consummation of the USFM Merger will be satisfied or waived. If the conditions are not satisfied or waived, the USFM Merger may not occur or the closing may be delayed. Furthermore, unless such breaches of the USFM Merger Agreement are waived by USFM Corporation, USFM Corporation may have claims against the Company for breach of its representations and other obligations set forth in the USFM Merger Agreement resulting from the defective corporate acts referred to above.

The Company and USFM Corporation may mutually agree to waive the condition to the USFM Merger requiring approval for listing of USFM Corporation’s common stock on NYSE American or another national securities exchange, and if such condition is waived, USFM Corporation’s stock may not be listed on NYSE American or another national securities exchange following completion of the USFM Merger.

Pursuant to the USFM Merger Agreement, each of the Company’s and USFM Corporation’s obligation to complete the USFM Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of USFM Corporation common stock to be issued to the Company’s stockholders in the USFM Merger have been approved for listing on NYSE American or certain other national securities exchanges as of the closing of the USFM Merger. In the event that the shares of USFM Corporation’s common stock to be issued in the USFM Merger are not approved for listing on NYSE American or such other national securities exchange, it is possible that the Company and USFM Corporation may mutually agree to waive the applicable condition and nonetheless proceed with completing the USFM Merger. If such condition is waived, neither the Company nor USFM Corporation will recirculate an updated proxy statement/prospectus, nor will it solicit a new vote of the Company’s stockholders prior to proceeding with the USFM Merger. If the Company proceeds with the USFM Merger in these circumstances, the USFM Corporation stock issued to the Company’s stockholders may not be listed on NYSE American, Nasdaq, or any other national securities exchange.

If the USFM Corporation stock is not listed on NYSE American or another national securities exchange following completion of the USFM Merger, trading of the shares of USFM Corporation capital stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the USFM Corporation common stock; decreases in institutional and other investor demand for such shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the USFM Corporation common stock. Also, it may be difficult for USFM Corporation to raise additional capital if the USFM Corporation common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the USFM Corporation common stock and could have a material adverse effect on USFM Corporation and the trading price of the shares of USFM Corporation issued to the Company’s stockholders upon consummation of the USFM Merger.

The exchange ratio for the USFM Merger will not change or otherwise be adjusted based on the market price of the Company’s common stock.

The Company’s stockholders are entitled to receive a fixed 10% of the issued and outstanding USFM Corporation common stock immediately following the Effective Time (calculated on a fully diluted basis). Any changes in the market price of the Company’s common stock before the completion of the USFM Merger will not affect the number of shares USFM Corporation common stock that the Company’s stockholders will be entitled to receive pursuant to the USFM Merger Agreement. The USFM Merger Agreement does not include a price-based termination right. Therefore, the value of the USFM Corporation common stock issued to the Company’s stockholders will fluctuate, possibly materially, based on market conditions.

The issuance of USFM Corporation common stock to the Company’s stockholders pursuant to the USFM Merger Agreement must be approved by USFM Corporation’s stockholders, and the USFM Merger Agreement and transactions contemplated thereby must be approved by the Company’s stockholders. Failure to obtain these approvals would prevent the closing of the USFM Merger.

Before the USFM Merger can be completed, USFM Corporation stockholders must approve, among other things, the issuance of USFM Corporation common stock to the Company’s stockholders pursuant to the USFM Merger Agreement, and the Company’s stockholders must adopt the USFM Merger Agreement and approve the USFM Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the USFM Merger. Any delay in completing the USFM Merger may materially adversely affect the timing and benefits that are expected to be achieved from the USFM Merger.

The USFM Merger may be completed even though a material adverse effect may result from the announcement of the USFM Merger, industry-wide changes or other causes.

In general, neither USFM Corporation nor the Company is obligated to complete the USFM Merger if there is a material adverse effect affecting the other party between July 12, 2026, the date of the USFM Merger Agreement, and the closing of the USFM Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the USFM Merger, natural disasters, pandemics, other force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect USFM Corporation or the Company, the other party would still be obliged to consummate the closing of the USFM Merger notwithstanding such material adverse effect. If any such adverse effects occur and the parties consummate the closing of the USFM Merger, the USFM Corporation stock price may suffer. This in turn may reduce the value of the USFM Merger to the stockholders of USFM Corporation, the Company or both.

If the USFM Merger is not completed, the Company’s stock price may decline significantly.

The market price of the Company’s common stock is subject to significant fluctuations. The market price of the Company’s common stock will likely be volatile based on whether stockholders and other investors believe that the Company can complete the USFM Merger or otherwise raise additional capital to support the Company’s operations if the USFM Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Company’s common stock has been and may be exacerbated by low trading volume and public announcement of the defective Nevada reincorporation and related matters. Additional factors that may cause the market price of the Company’s common stock to fluctuate include:

• the entry into, or termination of, key agreements;

• announcements by commercial partners or competitors of new products, significant contracts, commercial relationships or capital commitments;

• the loss of key employees;

• future sales of the Company’s common stock;

• general and industry-specific economic conditions that may affect the Company’s operating expenses; and

• period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Such litigation or other disputes may arise in connection with the USFM Merger and/or the defective Nevada reincorporation described more fully elsewhere in this Quarterly Report.

USFM Corporation may need to raise additional capital by issuing equity securities or debt, which may cause significant dilution to the interests of its stockholders, including the Company’s stockholders following the consummation of the USFM Merger, or restrict USFM Corporation’s operations.

Additional financing may not be available to USFM Corporation when it is needed or may not be available on favorable terms. To the extent that USFM Corporation raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of USFM Corporation, including the Company’s pre-closing securityholders and USFM Corporation’s pre-closing securityholders. It is also possible that the terms of any new equity securities may have preferences over USFM Corporation’s common stock. Any debt financing USFM Corporation issues may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of USFM Corporation’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments.

In addition, as a result of USFM Corporation’s assumption of the Company’s outstanding warrants and other Company Convertible Securities (as defined in the USFM Merger Agreement) in connection with the USFM Merger, USFM Corporation will be obligated to issue additional shares of USFM Corporation common stock upon exercise of any such warrants or Company Convertible Securities. Such warrants and other Company Convertible Securities assumed by USFM Corporation will result in further dilution to all securityholders of USFM Corporation.

Some of the Company’s and USFM Corporation’s directors and executive officers have interests in the USFM Merger that are different from yours.

Directors and executive officers of the Company and USFM Corporation have interests in the USFM Merger that are different from, or in addition to, the interests of other the Company’s stockholders generally. These interests with respect to the Company’s directors and executive officers may include, among others, retention bonus payments, severance payments if employment is terminated in a qualifying termination in connection with the USFM Merger and rights to continued indemnification, expense advancement and insurance coverage. The Registration Statement on Form S-4 which USFM Corporation will file in connection with the USFM Merger, and other documents that the Company and USFM Corporation file with the SEC from time to time, will describe these interests of the Company’s officers and directors in detail. Please review such filings for more information.

Further, certain current members of the Company’s Board of Directors will continue as directors of USFM Corporation after the Effective Time and will be eligible to be compensated as non-employee directors of USFM Corporation pursuant to USFM Corporation’s non-employee director compensation policy that is expected to be in place following the Effective Time.

The Company’s Board of Directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the USFM Merger Agreement, approve the USFM Merger, and recommend the approval of the USFM Merger Agreement to the Company’s stockholders.

USFM Corporation’s stockholders, including the Company’s stockholders following the USFM Merger, may not realize benefits from the USFM Merger commensurate with the ownership dilution they will experience in connection with the USFM Merger.

If USFM Corporation is unable to realize the full strategic and financial benefits currently anticipated from the USFM Merger, USFM Corporation’s and the Company’s stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent USFM Corporation is able to realize only part of the strategic and financial benefits currently anticipated from the USFM Merger.

USFM Corporation’s stockholders, including the Company’s stockholders following the USFM Merger, will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, USFM Corporation following the completion of the USFM Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the USFM Merger, the Company’s current shareholders will own a substantially smaller percentage of USFM Corporation than their ownership of the Company prior to the USFM Merger. Immediately after the USFM Merger, the Company’s stockholders as of immediately prior to the USFM Merger will own 10% of the outstanding shares of capital stock of USFM Corporation (on a fully-diluted basis), and former holders of USFM Corporation’s securities will own 90% of the outstanding shares of capital stock USFM Corporation (on a fully-diluted basis). This reduced ownership interest will make it more difficult for significant Company stockholders to approve matters that are submitted to the stockholders of USFM Corporation for approval.

Certain provisions of the USFM Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the USFM Merger Agreement.

While the USFM Merger Agreement is in effect, the Company is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, one stockholder of the Company entered into a support agreement pursuant to the terms of the USFM Merger Agreement, as an inducement to USFM Corporation’s willingness to enter into the USFM Merger Agreement, by which such stockholder agreed to vote all of its shares of the Company’s capital stock in favor of the USFM Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. Pursuant to the terms of the USFM Merger Agreement, the Company is obligated to pay a termination fee in the amount of $1,500,000 in the event the USFM Merger Agreement is terminated in connection with the Company’s approval of a competing offer. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the USFM Merger Agreement.

Because the lack of a public market for USFM Corporation common stock makes it difficult to evaluate the fair market value of its capital stock, the value of USFM common stock to be issued to the Company’s stockholders may be more or less than the fair market value of the Company’s common stock.

The outstanding capital stock of USFM Corporation is currently privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of USFM Corporation’s capital stock. Because the percentage of USFM Corporation’s equity to be issued to the Company’s stockholders was determined based on negotiations between the parties, it is possible that the value of USFM Corporation common stock to be issued to the Company’s stockholders will be more or less than the fair market value of the Company’s capital stock.

Lawsuits may be filed against USFM Corporation, the Company, or any of the members of their respective boards of directors or officers arising out of the USFM Merger, which may delay or prevent the USFM Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against USFM Corporation, the USFM Corporation Board of Directors, the Company, the Company’s Board of Directors and others in connection with the transactions contemplated by the USFM Merger Agreement. The outcome of litigation is uncertain, and USFM Corporation or the Company may not be successful in defending against any such future claims. Lawsuits that may be filed against USFM Corporation, the USFM Corporation Board of Directors, the Company, or the Company’s Board of Directors could delay or prevent the USFM Merger, divert the attention of USFM Corporation’s and the Company’s management and employees from their day-to-day business and otherwise adversely affect USFM Corporation and the Company financially.

USFM Corporation has never paid and does not intend to pay any cash dividends in the foreseeable future.

USFM Corporation has never paid cash dividends on any of its capital stock. USFM Corporation does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future. No assurances can be provided regarding when, if ever, the shares of USFM Corporation common stock issued to the Company’s stockholders in the USFM Merger will yield any dividends.

If the Company does not successfully consummate the USFM Merger or another strategic transaction, the Company’s Board of Directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to the Company’s stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which the Company can give you no assurance.

There can be no assurance that the USFM Merger will be completed. If the USFM Merger is not completed, the Company’s Board of Directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to the Company’s stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as the Company funds its operations while pursuing the USFM Merger and ratification of the defective corporate acts referred to elsewhere in this Quarterly Report. In addition, if the Company’s Board of Directors were to approve and recommend, and the Company’s stockholders were to approve, a dissolution and liquidation of the Company, the Company would be required under applicable law to pay the Company’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. The Company’s commitments and contingent liabilities may include obligations under the Company’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the Company, litigation against the Company, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of the Company’s assets would need to be reserved pending the resolution of such obligations.

In addition, the Company may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were to be pursued, the Company’s Board of Directors, in consultation with the Company’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of the Company’s common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of the Company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to the Company’s stockholders.

USFM Corporation’s stockholders, including the Company’s stockholders following the USFM Merger, will not have any right to make damage claims against USFM Corporation or the Company for the breach of any representation, warranty or covenant made by the Company in the USFM Merger Agreement following the consummation of the USFM Merger, subject to limited exceptions.

The USFM Merger Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the closing of the USFM Merger, with limited exceptions. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the USFM Merger Agreement after the closing of the USFM Merger, with limited exceptions. As a result, the parties to the USFM Merger Agreement and its stockholders will have no remedy available to them if the USFM Merger is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by the USFM Corporation or the Company at the time of the USFM Merger.

Additionally, USFM Corporation cannot assure you that the due diligence conducted in relation to the Company has identified all material issues or risks associated with the Company, its business or the industry in which it competes. Furthermore, USFM Corporation cannot assure you that factors outside of its or the Company’s control will not later arise, or that any previously identified risks will not materialize in a manner inconsistent with the preliminary analysis. As a result of these factors, following the closing of the USFM Merger, USFM Corporation may be exposed to liabilities and incur additional costs and expenses and it may be forced to later write-down or write off assets, restructure its operations, or incur impairment or other charges. If any such actions were to occur, the value of the USFM Corporation common stock issued to the Company’s stockholders pursuant to the USFM Merger Agreement may decrease, perhaps substantially. USFM Corporation and its stockholders have no indemnification rights against the Company or its stockholders under the USFM Merger Agreement. Accordingly, stockholders of USFM Corporation (including Company stockholders who receive shares of USFM Corporation common stock at closing of the USFM Merger) could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by USFM Corporation’s or the Company’s directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the USFM Merger contained an actionable material misstatement or material omission.

The Company’s stockholders potentially may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The USFM Merger Agreement contemplates that, prior to the closing of the USFM Merger, the Company, Assetco and the Trust will consummate the Pre-Closing CVR Restructuring. As part of the Pre-Closing CVR Restructuring, the Company will cause the distribution of contingent value rights interests (“CVRs”) from the Company to the Company’s pre-closing stockholders. Each CVR holder is entitled to certain rights to receive a pro rata portion of the proceeds, if any, received as a result of the disposition of the Company Assets and Liabilities (as such term is defined in the USFM Merger Agreement). Such proceeds will be subject to certain permitted deductions. The right of the Company’s pre-closing stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such Company Assets and Liabilities.

The Trust and Assetco may not be able to achieve successful results from the disposition of such Company Assets and Liabilities as described above. If this is not achieved for any reason, no payments will be made under the CVRs.

The tax treatment of the CVRs is uncertain.

USFM Corporation and the Company intend that, for U.S. federal income tax purposes (and, to the extent permitted, for applicable state and local income tax purposes), the Assetco Contribution (as defined in the USFM Merger Agreement) be treated as an exchange of the Company Assets and Liabilities for Assetco stock described in Section 1001 of the Internal Revenue Code and the CVR Interests Distribution (as defined in the USFM Merger Agreement) be treated as a distribution of property described in Section 301 of the Code. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to the Company’s capital stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

The Company’s stockholders potentially may not receive any value from the USFM Corporation common stock issued to them upon consummation of the USFM Merger.

The sole consideration offered to the Company’s stockholders upon consummation of the USFM Merger consists of shares of USFM Corporation common stock and the contingent value rights interests to be issued to Company stockholders in connection with the Pre-Closing CVR Restructuring. The value of such USFM Corporation common stock could decrease, possibly materially, following closing of the USFM Merger. The USFM Corporation common stock may not have a liquid trading market and it may be difficult for Company stockholders to sell shares of USFM Corporation common stock received by them pursuant to the USFM Merger Agreement at the time or at the price desired by such Company stockholders. USFM Corporation will be subject to various risk factors which are in addition to those stated in this Quarterly Report. It is possible that Company stockholders will receive no cash value whatsoever with respect to the shares of USFM Corporation common stock issued to Company stockholders at the closing of the USFM Merger, which would result in a complete loss on such Company stockholders initial investment in the Company. Please carefully review the USFM Corporation registration statement on Form S-4 when it is filed, together with all other documents filed by the Company and USFM Corporation with the SEC, before making any investment decision regarding the Company’s or USFM Corporation’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

We did not sell any equity securities during the three months ended June 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of July 12, 2026 by and among the Acquiror, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on July 13, 2026)
3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021).
3.2	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the SEC on April 8, 2021).
3.3	Amendment to Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, File No. File No. 001-40623, filed with the SEC on August 5, 2026).
10.1	Consulting Agreement, by and between Michael P. Dickerson and/or Dickerson Financial Services, LLC, dated February 25, 2026, as amended by the First Amendment to Consulting Agreement dated July 11, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. File No. 001-40623, filed with the Securities and Exchange Commission on July 13, 2026)
31.1*	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed or furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: August 6, 2026	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman, Chief Executive Officer and President
(Principal Executive Officer)