Form 10-Q
period 2026-09-30
Twin Vee PowerCats, Co.
filed 2026-11-05
CIK 1855509

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026 there were 583,974 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Twin Vee,” “the Company,” “we” and “our” refer to Twin Vee PowerCats Co.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$1,620,473	$1,431,578
Restricted cash	208,143	215,117
Inventories, net	3,344,278	2,492,741
Prepaid expenses and other current assets	265,110	227,781
Deferred offering expenses	—	30,000
Note receivable, current portion, net of discount	1,155,650	500,000
Total current assets	6,593,654	4,897,217

Property and equipment, net	6,681,201	8,342,961
Operating lease right of use asset, net	2,395,881	—
Note receivable less current portion, net of discount	2,608,498	2,967,998
Security deposit	26,193	26,193
Total Assets	$18,305,427	$16,234,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,752,906	$1,114,835
Accrued liabilities	955,474	714,248
Contract liabilities	1,196,786	395,932
Finance lease liabilities	17,281	19,498
Operating lease liabilities	468,396	—
Total current liabilities	4,390,843	2,244,513

Economic Injury Disaster Loan	499,900	499,900
Finance lease liabilities - noncurrent	9,078	22,145
Operating lease liabilities - noncurrent	1,977,078	—
Total Liabilities	6,876,899	2,766,558

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: 10,000,000 authorized; $0.001 par value; no shares issued and outstanding	—	—
Common stock:13,513,514 authorized; $0.001 par value; 583,974 and 60,648 issued and outstanding at September 30, 2026 December 31, 2025, respectively	584	60
Additional paid-in capital	53,433,514	47,467,979
Accumulated deficit	(42,005,570)	(34,000,228)
Total stockholders’ equity	11,428,528	13,467,811

Total Liabilities and Stockholders’ Equity	$18,305,427	$16,234,369

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$2,772,092	$3,428,977	$9,865,172	$11,796,886
Cost of products sold (excluding depreciation & amortization)	3,149,430	3,474,206	10,228,841	10,650,948
Gross(loss) profit	(377,338)	(45,229)	(363,669)	1,145,938

Operating expenses:
Selling, general and administrative	617,098	650,728	2,077,755	1,854,553
Salaries and wages	415,587	1,016,894	2,124,070	3,038,959
Professional fees	1,263,287	206,798	1,639,330	543,316
Impairment of property & equipment	—	360,151	699,711	360,151
Loss on lease termination	—	4,478	—	57,903
Loss on sale of property & equipment	—	72,592	—	135,603
Depreciation and amortization	435,566	419,825	1,361,812	1,287,048
Total operating expenses	2,731,538	2,731,466	7,902,678	7,277,533

Loss from operations	(3,108,876)	(2,776,695)	(8,266,347)	(6,131,595)

Other income (expense):
Other income	15,625	893	15,625	51,926
Interest expense	(12,161)	(12,581)	(32,036)	(68,340)
Interest income	92,360	32,870	277,416	128,185
Total other income	95,824	21,182	261,005	111,771

Loss before income tax	(3,013,052)	(2,755,513)	(8,005,342)	(6,019,824)
Income tax provision	—	—	—	—
Net loss	$(3,013,052)	$(2,755,513)	(8,005,342)	(6,019,824)

Basic and diluted loss per share of common stock	$(5.19)	$(45.57)	$(17.99)	$(118.63)
Weighted average number of shares of common stock outstanding	580,647	60,468	453,249	50,743

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2025	40,201	$40	$44,609,765	$(25,392,955)	$19,216,850
Stock-based compensation	—	—	55,968	—	55,968
Net loss	—	—	—	(1,610,240)	(1,610,240)
Balance, March 31, 2025	40,201	$40	$44,665,733	$(27,003,195)	$17,662,578
Stock-based compensation	—	—	59,628	—	59,628
Issuance of common stock	20,270	20	2,555,081	—	2,555,101
Fractional shares	(4)	—	—	—	—
Net loss	—	—	—	(1,654,071)	(1,654,071)
Balance, June 30, 2025	60,467	$60	$47,280,442	$(28,657,266)	$18,623,235
Stock-based compensation	—	—	63,897	—	63,897
Net loss	—	—	—	(2,755,513)	(2,755,513)
Balance, September 30, 2025	60,467	$60	$47,344,339	$(31,412,779)	$15,931,619

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2026	60,468	$60	$47,467,979	$(34,000,228)	$13,467,811
Stock-based compensation	—	—	74,925	—	74,925
Issuance of common stock	468,862	469	5,799,556	—	5,800,025
Net loss	—	—	—	(2,094,278)	(2,094,278)
Balance, March 31, 2026	529,330	$529	$53,342,460	$(36,094,506)	$17,248,483
Stock-based compensation	—	—	55,085	—	55,085
Fractional shares	41,831	42	(42)	—	—
Net loss	—	—	—	(2,898,012)	(2,898,012)
Balance, June 30, 2026	571,161	$571	$53,397,503	$(38,992,518)	$14,405,556
Stock-based compensation	—	—	36,024	—	36,024
Exercise of warrants	8,843	9	(9)	—	—
Vesting of RSU’s	3,970	4	(4)	—	—
Net loss	—	—	—	(3,013,052)	(3,013,052)
Balance, September 30, 2026	583,974	$584	$53,433,514	$(42,005,570)	$11,428,528

All share numbers have been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for-ten reverse stock split effective April 7, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TWIN VEE POWERCATS CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(8,005,342)	$(6,019,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	166,034	179,493
Depreciation and amortization	1,361,812	1,287,048
Amortization of discount on notes receivable	(296,151)	—
Impairment of property & equipment	699,711	360,151
Loss on lease termination	—	57,903
Loss on sale of property & equipment	—	135,603
Amortization of right-of-use asset	379,279	292,867
Change in inventory reserve	73,370	67,859
Changes in operating assets and liabilities:
Accounts receivable	—	(312,993)
Inventories	(924,907)	(13,240)
Prepaid expenses and other current assets	(7,329)	(55,100)
Accounts payable	638,072	(805,007)
Accrued liabilities	241,226	(195,209)
Operating lease liabilities	(329,686)	(327,402)
Contract liabilities	800,854	217,887
Net cash used in operating activities	(5,203,057)	(5,129,964)

Cash Flows From Investing Activities
Security deposit	—	14,087
Proceeds from sale of property & equipment	—	52,478
Purchase of property and equipment	(399,763)	(2,016,927)
Net cash used in investing activities	(399,763)	(1,950,362)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of fees of $1,392,615 and $444,899, respectively	5,800,025	2,555,101
Deferred offering costs	—	(151,088)
Finance lease payments	(15,284)	(110,239)
Net cash provided by financing activities	5,784,741	2,293,774

Net change in cash, cash equivalents and restricted cash	181,921	(4,786,552)
Cash, cash equivalents and restricted cash at beginning of the period	1,646,695	7,706,240
Cash, cash equivalents and restricted cash at end of the period	$1,828,616	$2,919,688

Supplemental Cash Flow Information
Cash paid for interest	$277,304	$257,778

Non-Cash Investing and Financing Activities
Right of use asset - operating leases	$2,775,160	$—

Reconciliation to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$1,620,473	$1,431,578
Restricted cash	208,143	215,117
Total cash, cash equivalents and restricted cash	$1,828,616	$1,646,695

TWIN VEE POWERCATS CO.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2026

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

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, and subsequently changed its name to Forza X1, Inc. (“Forza”) on October 29, 2021. Prior to Forza’s incorporation on October 15, 2021, the electric boat business was operated as the Company’s Electra Power Sports™ Division. Following the Company’s initial public offering that closed on July 23, 2021 (the “IPO”), it determined in October 2021 that for several reasons, it would market the Company’s new independent line of electric boats under a new brand name (and new subsidiary). On November 26, 2024 (the “Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2024 (the “Merger Agreement”), by and between Twin Vee, Twin Vee Merger Sub, Inc. and Forza, Twin Vee Merger Sub, Inc. was merged with and into Forza (the “Merger”), with Forza surviving the Merger as a wholly-owned subsidiary of Twin Vee. At the effective time of the Merger, (a) each outstanding share of common stock of Forza, par value $0.001 per share of Forza (the “Forza Common Stock”) (other than any shares held by Twin Vee) was converted into the right to receive 0.611666275 shares of Twin Vee common stock, par value $0.001 per share (the “Twin Vee Common Stock”), (b) each outstanding Forza stock option, whether vested or unvested, that had not previously been exercised prior to such time was converted into an option to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock covered by such option, (c) each outstanding warrant to purchase shares of Forza Common Stock was assumed by Twin Vee and converted into a warrant to purchase 0.611666275 shares of Twin Vee Common Stock for each share of Forza Common Stock for which such warrant was exercisable for prior to the effective time of the Merger, and (d) the 7,000,000 shares of Forza Common Stock held by Twin Vee were cancelled.

On March 26, 2025, the Company formed Wizz Banger, Inc., a wholly owned subsidiary in the state of Florida in connection with the Company’s plan to develop an enhanced used boat marketplace.

On July 16, 2026, the Company formed Twin Vee Bahama Group, Inc., a wholly owned subsidiary in the state of Delaware in connection with the proposed merger with USFM (see note below).

On June 5, 2025, Twin Vee entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Bahama Boat Works, LLC (“Bahama Boat Works”), pursuant to which the Company acquired various tangible and intangible assets (the “Assets”) from Bahama Boat Works relating to the Bahama boat brand (the “Bahama Boat Brand”). Total consideration included a $100,000 upfront payment and contingent consideration of up to $2,900,000 (the “BBW Contingent Consideration”) based on the future sales of Bahama’s then-existing 35’, 37’ 41’ and 41GT boat models. As of the acquisition date, only the $100,000 payment was recognized and allocated to inventory. Contingent consideration will be recognized as an increase to the cost basis of the acquired boat molds (property, plant & equipment) when it becomes both probable and reasonably estimable, in accordance with ASC 450. No liabilities were assumed, and no goodwill was recorded. The Asset Purchase Agreement may be terminated by mutual written consent of the parties or by the Company, in its sole discretion, if the Company decides to discontinue further development, production, or commercialization of the Bahama Boat Brand product line before the balance of the contingent consideration due to Bahama Boat Works is paid. Upon any such termination, the parties may either seek to sell the Bahama Boat Brand and associated assets pursuant to the mechanism set forth in the Asset Purchase Agreement described below or, the Company, in its sole discretion, may elect to return the Assets to Bahama Boat Works.

Defective State of Nevada Reincorporation

On April 10, 2026, the Company purported to effect its reincorporation from the State of Delaware to the State of Nevada through the filing of Articles of Conversion/Exchange/Merger and Articles of Incorporation in the State of Nevada, together with a Certificate of Conversion which was filed with the Secretary of State of the State of Delaware. On August 4, 2026, after discovering that the reincorporation was not approved by a sufficient number of shares of Common Stock in Delaware, the Company submitted for filing (a) a Certificate of Correction and a Certificate of Dissolution/Withdrawal Profit Corporation in the State of Nevada and (b) a Certificate of Correction in the State of Delaware, in each case, to revoke the previously-filed defective Articles of Conversion/Exchange/Merger and Articles of Incorporation and to render null and void the Certificate of Conversion, respectively. Separately, as described in the proxy statement filed by the Company with the SEC on August 17, 2026 (the “Proxy Statement”), the Company sought stockholder approval to ratify the Reverse Stock Split which had been reflected in the Nevada articles of incorporation amendment filed with the State of Nevada on April 30, 2026, with an effective date of May 4, 2026. In light of the defective corporate acts referred to above, the Company did not effectively reincorporate to Nevada. By virtue of the Certificate of Correction filed with the Secretary of State of the State of Delaware, the Company corrected its status as a Delaware corporation. The Company’s Delaware-filed certificate of incorporation and Delaware bylaws, as amended, are the Company’s currently effective constituent documents. On September 8, 2026, following receipt of stockholder approval for the Ratification Proposal (as defined in the Proxy Statement), the Company filed with the Delaware Secretary of State a Certificate of Validation of Certificate of Amendment (the “Certificate”) to give effect to the Reverse Stock Split. The Certificate was deemed to have become effective as of May 4, 2026 at 12:01 a.m., Eastern Time.

USFM Merger

On July 12, 2026, the Company, USFM Corporation, a Colorado corporation (the “Acquiror” or “USFM”), USFM Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of the Acquiror, entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the USFM Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly owned subsidiary of Acquiror. On October 7, 2026, the Company, USFM Corporation, Twin Vee Holdco Inc., a Texas corporation and a wholly owned subsidiary of the Company (“Pubco”), Twin Vee Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Pubco (“Merger Sub I”), and USFM Merger Sub Inc., a Colorado corporation and wholly-owned subsidiary of Pubco (“Merger Sub II”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the A&R Merger Agreement, (a) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving corporation in the First Merger (the “Surviving Company”) as a wholly owned subsidiary of Pubco and (b) Merger Sub II will merge with and into USFM (the “Second Merger” and, together with the First Merger, the “Mergers”), with USFM Corporation continuing as the surviving corporation in the Second Merger (the “Surviving Corporation”) as a wholly owned subsidiary of Pubco. The A&R Merger Agreement amends and restates the Original Merger Agreement.

On the terms and subject to the conditions set forth in the A&R Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), and as a result of the First Merger, each share of common stock, par value $0.001 per share, of the Company (the “Shares”), that is issued and outstanding immediately prior to the First Effective Time (other than certain Shares to be canceled pursuant to the terms of the A&R Merger Agreement and Dissenting Shares (as defined in the A&R Merger Agreement)) will be converted into the right to receive a pro rata portion of an aggregate number of shares of Pubco’s common stock, par value $0.01 per share (“Pubco Shares”), that represent 7% of the issued and outstanding Pubco Shares immediately following the effective time of the Second Merger (the “Second Effective Time”), calculated on a fully diluted basis (the “Company Consideration Shares”).

In addition, pursuant to the A&R Merger Agreement, effective as of the First Effective Time, automatically and without any action on the part of the holder thereof, (a) each Company Convertible Security (as defined in the A&R Merger Agreement) shall be accelerated and fully vested, and converted into the right to receive a pro rata portion of the Company Consideration Shares and (b) each Company Common Stock Warrant (as defined in the A&R Merger Agreement) shall be assumed by the Surviving Company and shall become a corresponding warrant of Pubco.

The Company is subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and enter into discussions or negotiations with, third parties regarding alternative acquisition proposals. However, prior to the receipt of the approval of the transactions contemplated by the A&R Merger Agreement from the Company’s stockholders, the solicitation restrictions are subject to a customary “fiduciary-out” provision that allows the Company, under certain circumstances, to provide information to and participate in negotiations or discussions with third parties with respect to an alternative acquisition proposal if it determines in good faith, after consultation with outside legal counsel, that the failure to take such action would reasonably be expected to be a violation of the Company’s board of directors’ fiduciary duties under applicable law. In addition, the Company’s board of directors, after satisfying certain notice requirements to USFM, may change its recommendation with respect to the Mergers if it determines in good faith, after consultation with outside legal counsel, that the failure to do so under certain circumstances specified in the A&R Merger Agreement would reasonably be expected to be a violation of the Company’s board of directors’ fiduciary duties under applicable law.

The A&R Merger Agreement contains certain termination rights, and provides that, upon termination of the A&R Merger Agreement under specified circumstances, USFM may be required to pay the Company a termination fee of $500,000 and the Company may be required to pay USFM a termination fee of $800,000. Specifically, if the A&R Merger Agreement is terminated (a) in connection with a failure of USFM to obtain its stockholders approval of the Mergers or (b) subject to certain conditions, in the event the Mergers are not consummated prior to the “end date” of December 31, 2026, then, in either case, the $500,000 termination fee will be payable by USFM to the Company upon termination of the A&R Merger Agreement. In addition, if the Company terminates the A&R Merger Agreement (x) to accept a Superior Proposal (as defined in the A&R Merger Agreement) in compliance with the terms of the A&R Merger Agreement, (y) after the Company shall have (i) within ten (10) Business Days of a tender or exchange offer relating to securities of the Company having been commenced, failed to publicly recommend against such tender or exchange offer, (ii) the Company shall have failed to publicly reaffirm its recommendation of the First Merger within 10 Business Days after the date any Acquisition Proposal (as such term is defined in the A&R Merger Agreement) shall have been announced, or (iii) a willful or material breach by the Company of the exclusivity provisions of the A&R Merger Agreement shall have occurred, or (z) following USFM’s determination that the Company will likely fail to resolve the Reincorporation Matter (as defined in the A&R Merger Agreement) (i) prior to December 31, 2026 or (ii) in a manner satisfactory to USFM in its sole discretion, then, in any such case, the $800,000 termination fee will be payable by the Company to USFM upon termination of the A&R Merger Agreement.

The A&R Merger Agreement contains customary representations, warranties and covenants of the Company, Pubco, the Merger Subs and USFM, including, among others, covenants that: (a) each party will conduct its business in the ordinary course of its business during the interim period between the execution of the A&R Merger Agreement and the Second Effective Time or earlier termination of the A&R Merger Agreement, (b) each party will not engage in certain types of transactions or take certain actions outside the ordinary course during such period without the prior consent of the other party, and (c) USFM will use its reasonable best efforts to take all actions necessary, proper or advisable to consummate the transactions contemplated by the PIPE Investment (as such term is defined in the A&R Merger Agreement). The A&R Merger Agreement also requires each of the Company and USFM to call and hold a stockholder meeting and for the Company’s board of directors to recommend that the Company’s stockholders approve the A&R Merger Agreement.

Without limiting the generality of the foregoing, pursuant to the A&R Merger Agreement, prior to the closing of the Mergers, the Company, Twin Vee Bahama Group, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Assetco”), and a to be formed Delaware contingent value rights trust (the “Trust”), must consummate the Pre-Closing CVR Restructuring (as defined below) pursuant to which such parties shall: (a) form Assetco as a wholly-owned subsidiary of the Company; (b) cause the contribution of all of the Company Assets and Liabilities (as defined in the A&R Merger Agreement to generally include all of the Company’s assets and liabilities (including the BBW Contingent Consideration referred to above) other than $700,000 in cash and the liabilities related to the Delaware Matter (as defined in the A&R Merger Agreement), which must be retained by the Company as of the Closing) from the Company to Assetco in exchange for all of Assetco’s issued and outstanding shares of capital stock (the “Assetco

Contribution”), using a contribution agreement in a form reasonably satisfactory to USFM; (c) form the Trust as a wholly-owned subsidiary of the Company; (d) cause the contribution of all of the issued and outstanding shares of capital stock of Assetco from the Company to the Trust in exchange for all of the Trust’s contingent value rights interests, using a contribution agreement in a form reasonably satisfactory to USFM; and (e) cause the distribution of the contingent value rights interests from the Company to the Company’s existing stockholders, using a distribution agreement in a form reasonably satisfactory to USFM, after which the Company shall retain no ownership or other interest (whether in the form of stock, trust interests, or otherwise) in either the Trust or Assetco (such steps collectively, the “Pre-Closing CVR Restructuring”). Following closing of the Mergers, the Trust will seek to sell the Company Assets and Liabilities and any net proceeds received from such sales would ultimately accrue to the benefit of existing Company stockholders.

Consummation of the Mergers is subject to various conditions, including (a) obtaining requisite approval of the Mergers from the Company’s and USFM’s stockholders, (b) the Registration Statement (as defined in the A&R Merger Agreement) filed by Pubco with the SEC becoming effective, (c) the absence of certain laws or orders issued by certain specified governmental entities making illegal or permanently enjoining or prohibiting the Mergers, (d) the Company Consideration Shares being approved for listing on the NYSE, NYSE American, or another applicable stock exchange, (e) the accuracy of the representations and warranties made by the parties, subject to certain exceptions, (f) the absence of a material adverse effect on either party that is continuing, (g) consummation of the Pre-Closing CVR Restructuring, and (h) delivery of a fairness opinion.

Going Concern

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our revenues will not increase sufficiently nor our expenses to decline sufficiently to achieve cash-flow breakeven in the short-term. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the nine months ended September 30, 2026, we incurred a loss from operations of $8,266,347 and a net loss of $8,005,342. As of September 30, 2026, we had accumulated deficits of $42,005,570. To address these conditions:

●	We closed three equity offerings during the first quarter of 2026 totaling 468,862 shares of common stock for total net proceeds of $5,800,025.

●	As of September 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $1,828,616.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Twin Vee and its wholly owned subsidiaries as of September 30, 2026, Forza, Wizz Banger, Inc.,and Twin Vee Bahama Group, Inc., collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.

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

We had no accounts receivable at September 30, 2026 and December 31, 2025.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2026 and December 31, 2025, the Company had customer deposits of $1,196,786 and $395,932, respectively, which are recorded as contract liabilities on the condensed consolidated balance sheets. These deposits are refundable and are recognized as revenue when the related boat is delivered, generally within 90 days.

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

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit, dealer floor plan financing arrangements, and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2026 and December 31, 2025, the Company had $1,182,262 and $798,146, respectively, in excess of FDIC insured limits.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2026 and December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $1,828,616 and $1,646,695, respectively.

Restricted cash includes amounts that are collected and are held in connection with assets securing certain of the Company’s financing transactions. Restricted cash is restricted for payment of interest expense and principal on the outstanding borrowings. On September 30, 2026 and December 31, 2025, included within restricted cash on the Company’s condensed consolidated balance sheets is an irrevocable letter of credit for $208,143 and $215,117, respectively.

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

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

At September 30, 2026 and December 31, 2025, the provision for excess or obsolete inventories is $470,552 and $224,720, respectively.

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

During the second quarter of 2026, the Company recorded a non-cash impairment charge of approximately $699,710 related to capitalized software development costs. The software platform was developed and commercialized during 2025 with the expectation of generating future revenues through licensing, subscription arrangements, customer access fees, and other commercialization opportunities. Following commercialization, management actively pursued customer adoption, strategic partnerships, and other monetization initiatives. After evaluating market demand, expected future investment requirements, strategic priorities, and the absence of supportable future revenue opportunities, management determined during the second quarter of 2026 to discontinue commercialization efforts and abandon the software as a revenue-generating initiative. As a result, the Company concluded that the carrying value of the software was no longer recoverable and recorded a full impairment charge of $699,710, representing the remaining net book value of the asset.

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

Advertising

During the three months ended September 30, 2026 and 2025, advertising costs incurred by the Company totaled $21,598 and $17,299, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

 Advertising and marketing costs are expensed as incurred. During the nine months ended September 30, 2026 and 2025, advertising costs incurred by the Company totaled $114,979 and $41,238, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations

Shipping and Handling Costs

Shipping and handling costs includes those costs incurred to transport product to customers and internal handling costs, which relate to activities to prepare goods for shipment. The Company has elected to account for shipping and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost. The Company includes shipping and handling costs, including cost billed to customers, in cost of products sold in the condensed consolidated statements of operations. All manufactured boats are free on board (FOB), from the Fort Pierce manufacturing plant. Dealers are required to either pick up the boats themselves or contract with a transporter. For the three months ended September 30, 2026 and 2025, shipping and handling costs amounted to $34,672 and $38,786, respectively. For the nine months ended September 30, 2026 and 2025, shipping and handling costs amounted to $157,310 and $146,469, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors, and dealers for certain parts and materials utilized in the manufacturing process. During the three months ended September 30, 2026, the Company purchased all engines for its boats under supplier agreements with three vendors (Mercury, Suzuki and Yamaha). Total purchases from these vendors were $891,930. During the three months ended September 30, 2025, the Company purchased all engines from three vendors (Mercury, Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $742,897. During the nine months ended September 30, 2026, the Company purchased all engines for its boats under supplier agreements with three vendors (Mercury, Suzuki and Yamaha). Total purchases from these vendors were $2,358,863. During the nine months ended September 30, 2025, the Company purchased all engines from three vendors (Mercury, Suzuki and Yamaha) for its boats under supplier agreements. Total purchases from these vendors were $1,986,913.

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

2. Inventories

At September 30, 2026 and December 31, 2025, inventories consisted of the following:

	September 30,	December 31,
	2026	2025
Raw Materials	$3,202,227	$2,517,006
Work in Process	79,287	112,100
Finished Product	433,316	88,355
Total Inventory	$3,814,830	$2,717,461
Reserve for Excess and Obsolete	(470,552)	(224,720)
Net inventory	$3,344,278	$2,492,741

3. Property and Equipment

At September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Machinery and equipment	$3,363,496	$3,354,246
Furniture and fixtures	36,816	36,816
Leasehold improvements	3,264,468	3,219,520
Software and website development	279,870	1,089,155
Computer hardware and software	120,328	120,328
Boat molds	5,695,464	5,347,338
Vehicles	94,534	94,534
Assets under construction	13,632	17,600
	12,868,608	13,279,537
Less accumulated depreciation and amortization	(6,187,407)	(4,936,576)
	$6,681,201	$8,342,961

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2026 and 2025 were $435,566 and $419,825, respectively. Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2026 and 2025 were $1,361,812 and $1,287,048, respectively.

4. Note Receivable

As of September 30, 2026, the Company had a note receivable with an outstanding principal balance of $3,750,000, consisting of $1,000,000 classified as current and $2,750,000 as long term. These are recorded on the balance sheet net of $157,727 discount. The note bears interest at a stated rate of 5.0% per annum and accrues interest on the outstanding principal balance. Accrued interest receivable related to the note totaled $171,875 as of September 30, 2026, and is included in prepaids and other current assets in the accompanying consolidated balance sheet. The current portion of the note receivable represents principal payments contractually due within twelve months of the balance sheet date, with the remaining balance due thereafter. The Company evaluated the note for expected credit losses under ASC 326 and determined that no allowance was required at September 30, 2026.

Schedule of note receivable maturities

Note receivable, due 2026	$1,000,000
Note receivable 2027	2,750,000
3,750,000

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

At September 30, 2026 and December 31, 2025, supplemental balance sheet information related to the lease was as follows:

	September 30,	December 31,
	2026	2025
Operating lease ROU asset	$2,395,881	$—

	September 30,	December 31,
	2026	2025
Operating lease liabilities:
Current portion	$468,396	$—
Non-current portion	1,977,078	—
Total	$2,445,474	$—

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Operating lease cost	$161,156	$97,721
Operating lease cash payments	$144,625	$109,396

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Operating lease cost	$483,468	$292,867
Operating lease cash payments	$433,875	$328,187

At September 30, 2026, future minimum lease payments under the non-cancelable operating lease are as follows:

Year Ending December 31,
2026 (except for the nine months ended September 30, 2026)	$144,625
2027	610,585
2028	643,632
2029	677,672
2030	712,732

Total lease payment	2,789,246
Less imputed interest	(343,772)
Total	$2,445,474

	September 30,	December 31,
	2026	2025
Weighted average discount rate	6%	NA
Weighted average remaining lease term (years)	4.5	NA

6. Finance Leases

Vehicle and Equipment Lease

The Company has various finance leases for two forklifts and a copy machine. All leases were for 60-month terms at rates ranging from 5% to 7.5%. No new finance leases were entered into during the three and nine months ended September 30, 2026.

Finance leases recorded in property and equipment, net on the condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2026	2025
Cost	$76,972	$76,972
Accumulated Depreciation	(43,611)	(33,269)
Net Book Value	$33,361	$43,703

AquaSport lease

On April 20, 2023 Twin Vee incorporated AquaSport Co., a wholly owned subsidiary, in the state of Florida in connection with its plan to lease the AQUASPORT™ boat brand and manufacturing facility in White Bluff, Tennessee. On May 5, 2023, Twin Vee and AquaSport Co. entered into an agreement (the “AquaSport Lease”) with Ebbtide Corporation (“Ebbtide”) providing AquaSport Co. with the right to acquire assets, AQUASPORT™ boat brand, trademarks, 150,000-square-foot manufacturing facility situated on 18.5 acres in White Bluff Tennessee, related tooling, molds, and equipment to build five AquaSport models ranging in size from 21 to 25-foot boats.

On May 28, 2025, the Company entered into a Mutual Release Agreement with Ebbtide, removing all obligations under the AquaSport Lease, and returning to Ebbtide all property, plant and equipment, brand name and all other leased assets. During the second quarter of 2025, the Company recorded the elimination of the assets and liabilities from its condensed consolidated balance sheet, recording a loss on termination of $57,903.

At September 30, 2026 and December 31, 2025, supplemental balance sheet information related to finance leases were as follows:

	September 30,	December 31,
	2026	2025
Finance lease liabilities:
Current portion	$17,281	$19,498
Non-current portion	9,078	22,145
Total	$26,359	$41,643

At September 30, 2026, future minimum lease payments under the non-cancelable finance leases are as follows:

Year Ending December 31,
2026 (except for the nine months ended September 30, 2026)	$4,604
2027	18,412
2028	4,657
Total lease payment	27,673
Less imputed interest	(1,314)
Total	$26,359

	September 30,	December 31,
	2026	2025
Weighted average discount rate	6.2%	6.3%
Weighted average remaining lease term (years)	1.6	2.2

7. Accrued Liabilities

At September 30, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued wages and benefits	$240,682	$233,166
Accrued interest	97,927	146,933
Accrued operating expense	355,847	98,989
Warranty reserve	261,018	235,160

Accrued Liabilities	$955,474	$714,248

8. Motor Floorplan Arrangements

On September 30, 2026 and December 31, 2025, the Company had a line of credit with Wells Fargo and Yamaha Motor Finance for $1,250,000 and $1,000,000, respectively.

Interest on the Company’s Wells Fargo line is calculated in two ways: the average daily balance is prime +5%, with a minimum prime at 5.5%, there is also a monthly flat charge of 0.2%, which is 2.4% annualized. After the 150-day due in full period, the average daily balance rate goes up to prime +8.5% with no monthly flat charge. On September 30, 2026 and December 31, 2025 the effective interest rate on the line of credit was approximately 18.1% and 1.2%, respectively.

Interest on the Company’s Yamaha line is calculated on the average daily balance +4%, with a minimum prime at 8.0%. On September 30, 2026 and December 31, 2025, the interest rate was 11.2% and 5.1%, respectively.

On September 30, 2026 and December 31, 2025, the outstanding motor balance with Wells Fargo was $58,966 and $57,285, respectively. On September 30, 2026 and December 31, 2025, the outstanding motor balance with Yamaha Motor Finance was $97,692 and $238,125, respectively. The outstanding balances are included in accounts payable on the condensed consolidated balance sheets.

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

A summary of the minimum maturities of term debt follows for the years set forth below.

Year ended December 31,
2026 (except for the nine months ended September 30, 2026)	—
2027	6,611
2028	10,932
2029	11,349
2030 and thereafter	471,008
Total	$499,900

10. Related Party Transactions

As discussed in Note 4, the Company has leased its Fort Pierce, Florida facilities from a company owned by its CEO.

The Company leases an aircraft from Aero Beach Club, LLC, an entity controlled by the Company’s Chief Executive Officer. The lease was assumed by the Company on December 21, 2022, and requires monthly payments of $3,500 and may be terminated by either party upon 30 days’ written notice.

11. Commitments and Contingencies

Repurchase Obligations

Under certain conditions, the Company is obligated to repurchase new inventory repossessed from dealerships by financial institutions that provide credit to the Company’s dealers. The maximum obligation of the Company under such floor plan agreements totaled $8,002,915 or 40 units and $10,437,389 or 65 units, as of September 30, 2026 and December 31, 2025, respectively.

On April 21, 2025, Northpoint Commercial Finance LLC (“Northpoint”) came into possession of certain Twin Vee and AquaSport inventory of United Marine and Storage LLC, a former dealer of Twin Vee PowerCats. Northpoint requested Twin Vee PowerCats Co. to take possession of the inventory and to repurchase the inventory in accordance with the Repurchase Agreement between Twin Vee PowerCats Co. and Northpoint. The Company was able to negotiate a condition reduction on these repossessed boats which resulted in an obligation of $460,220 to Northpoint Commercial Financial. During the second quarter of 2025, the Company sold five of the six repossessed boats, resulting in a net loss of approximately $14,875 after transportation, refurbishment, and commissions. During the third quarter of 2025, the Company paid its obligation to Northpoint for its one remaining repurchase obligation of $58,984 and is currently marketing this boat for sale. The Company expects to fully recover the amount of the repurchase obligation.

Litigation

The Company is currently involved in various legal proceedings. See Item 3. Legal Proceedings in our Annual Report on Form 10-K which we filed with the SEC on February 27, 2026.

Irrevocable line of credit

As of September 30, 2026 and December 31, 2025, the Company had $208,143 and $215,117, respectively, of restricted cash included in cash, cash equivalents and restricted cash. This amount represents a deposit to secure an irrevocable letter of credit for a supplier contract with Yamaha. These deposits are held in an interest-bearing account.

12. Stockholders’ Equity

During the first quarter of 2026, we completed three equity offerings pursuant to which we issued and sold an aggregate of 468,862 shares of our common stock. The aggregate net proceeds to us from the offerings, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $5,800,025.

All share and exercise price information set forth in this Note 11 has been retrospectively adjusted for the one-for-37 reverse stock split effective May 4, 2026 and the one-for ten reverse stock split effective April 7, 2025

February 2026 Offering

On February 19, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best-efforts public offering (the “February 2026 Offering”) an aggregate of 172,513 shares of our common stock at a public offering price of $17.39 per share. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-292661) filed with the Securities and Exchange Commission (the “SEC”) which became effective on February 13, 2026, and a prospectus, dated February 19, 2026. The February 2026 Offering closed on February 23, 2026. The net proceeds to us from the February 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,427,605.

March 2026 Offering

On March 16, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best-efforts public offering (the “March 2026 Offering”) an aggregate of 120,892 shares of our common stock at a public offering price of $14.06 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 16, 2026. The March 2026 Offering closed on March 17, 2026. The net proceeds to us from the March 2026 Offering, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $1,313,861.

March 2026 Offering B

On March 23, 2026, we entered into a placement agency agreement with ThinkEquity LLC, as sole placement agent, pursuant to which we agreed to issue and sell directly to various investors in a best-efforts public offering (the “March 2026 Offering B” and, together with the February 2026 Offering and the March 2026 Offering, the “2026 Offerings”) an aggregate of 175,457 shares of our common stock at a public offering price of $14.21 per share. The shares were sold pursuant to a registration statement on Form S-3 (File No. 333-293911) filed with the SEC which became effective on March 5, 2026, and a prospectus, dated March 23, 2026. The March 2026 Offering B closed on March 24, 2026. The net proceeds to us from the March 2026 Offering B, after deducting the placement agent fees and expenses and our estimated offering expenses, were approximately $2,058,559.

Common Stock Warrants

During the nine months ended September 30, 2026, the Company issued warrants in connection with the 2026 Offerings. The Company issued an aggregate of approximately 22,182 warrants to purchase shares of its common stock at exercise prices ranging from $17.58 to $21.74 per share.

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

As of September 30, 2026 and December 31, 2025, the Company had outstanding warrants to purchase an aggregate of 7,363 and 2,483 shares of common stock, respectively (in all cases, after giving effect to the one-for-37 reverse stock split effective May 4, 2026 and the one-for ten reverse stock split effective April 7, 2025):

●	warrants to purchase 405 shares of common stock at an exercise price of $2,775.00 per share that were issued to the representative of the underwriters on July 23, 2021, in connection with the Company’s IPO. The representative’s warrants were exercisable at any time and from time to time, in whole or in part, and expired on July 20, 2026.

●	warrants to purchase 338 shares of common stock at an exercise price of $1,272.06 were issued to the representative of the underwriters on October 3, 2022, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on September 28, 2027.

●	warrants to purchase 285 shares of common stock at an exercise price of $3,781.40. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger. These representative’s warrants were originally issued in connection with Forza X1, Inc.’s initial public offering that closed on August 16, 2022, and are exercisable at any time and from time to time, in whole or in part, and expire on August 11, 2027

●	warrants to purchase 441 shares of common stock at an exercise price of $1,135.90. These warrants were assumed by the Company on November 26, 2024 in connection with the Merger and were converted into a warrant to purchase the number of shares of Company common stock that the holder would have received if such holder had exercised such warrant to purchase shares of Forza common stock prior to the Merger. These representative’s warrants were originally issued in connection with Forza X1, Inc.’s public offering that closed on June 14, 2023, and are exercisable at any time and from time to time, in whole or in part, and expire on June 12, 2028.

●	warrants to purchase 1,014 shares of common stock at an exercise price of $185.00 were issued to the representative of the underwriters on May 12, 2025, in connection with an underwritten public offering. These representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on May 8, 2030.

●	warrants to purchase 7,365 shares of common stock at an exercise price of $21.7375 were issued to the placement agent on February 23, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on February 19, 2031. Several warrants were exercised in July 2026, resulting in warrants to purchase 2,994 shares of common stock at an exercise price of $21.7375 remaining.

●	warrants to purchase 6,045 shares of common stock at an exercise price of $17.575 were issued to the placement agent on March 17, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on March 16, 2031. Several warrants were exercised in July 2026, resulting in warrants to purchase 3,349 shares of common stock at an exercise price of $17.575 remaining.

●	warrants to purchase 8,773 shares of common stock at an exercise price of $17.76 were issued to the placement agent on March 24, 2026, in connection with a best efforts public offering. These placement agent’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on March 23, 2031. Several warrants were exercised in July 2026, resulting in warrants to purchase 3,500 shares of common stock at an exercise price of $17.76 remaining.

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

Accounting for Stock-Based Compensation

Stock Compensation Expense

For the three months ended September 30, 2026 and 2025, the Company recorded $36,024 and $63,897, respectively, of stock-based compensation expense. For the nine months ended September 30, 2026 and 2025, the Company recorded $166,034 and $179,493, respectively, of stock-based compensation expense Stock-based compensation expense is included in salaries and wages on the accompanying condensed consolidated statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. No option grants were issued during the three and nine months ended September 30, 2026 and 2025.

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

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Grant Date Fair value of
	Options	Exercise Price	(years)	option

Outstanding, January 1, 2026	6,239	$966.77	7.44	1,597,681
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(157)	(733.06)	—	(23,096)
Forfeited/canceled	(1)	(421.80)	—	(30)
Outstanding, September 30, 2026	6,081	$972.90	5.19	1,574,555

Exercisable options, September 30, 2026	5,128	$1,132.88	6.56	1,522,899

	Options Outstanding		Weighted
	Number of Options	Weighted Average Exercise Price	Average Remaining life (years)	Grant Date Fair value of option

Outstanding, January 1, 2025	5,757	$1,084.53	5.04	1,699,877
Granted	1,944	100.27	—	98,271
Exercised	—	—	—	—
Expired	(112)	(1,029.66)	—	(50,224)
Forfeited/canceled	(1,008)	(186.86)	—	(98,080)
Outstanding, September 30, 2025	6,581	$932.22	5.19	1,649,845

Exercisable options, September 30, 2025	4,415	$1,309.62	6.55	$1,502,532

At September 30, 2026, 953 Twin Vee options are unvested and expected to vest over the next four years.

Restricted Stock Units

Under the Company’s 2021 Stock Incentive Plan, the Company has issued restricted stock units (“RSUs”). RSUs are granted with fair value equal to the closing market price of the Company’s common stock on the business day of the grant date. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). Generally, RSUs vest over three years. There were 170 RSUs exercisable on September 30, 2026.

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2026	332	$394.64	1.35	$4,445
Granted	3,970	4.82	—	53,158
Vested	(3,970)	—	—	(53,158)
Forfeited/canceled	(8)	(199.61)	—	(107)
Outstanding, September 30, 2026	324	$399.45	0.77	$4,338

	Restricted Stock Units Outstanding
	Number of	Weighted Average Grant – Date	Weighted Average Remaining life	Aggregate Intrinsic
	Units	Fair Value Price	(years)	Value

Outstanding, January 1, 2025	192	$587.61	1.58	$526
Granted	217	162.80	—	594
Vested	—	—	—	—
Forfeited/canceled	(77)	(222.45)	—	(211)
Outstanding, September 30, 2025	332	$376.73	1.52	$909

13. Customer Concentration

Significant dealers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended September 30, 2026, three individual dealers each represented over 10% of the Company’s total sales and together represented 77% of total sales. During the three months ended September 30, 2025, four individual dealers represented over 10% of the Company’s total sales and together represented 83% of total sales. During the nine months ended September 30, 2026, four individual dealers each represented over 10% of the Company’s total sales and together represented 48% of total sales. During the nine months ended September 30, 2025, four individual dealers represented over 10% of the Company’s total sales and together represented 74% of total sales.

14. Income Tax

Income tax expense or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each period, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, it records a cumulative adjustment. Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes for the three or nine months ended September 30, 2026 and 2025. The effective tax rate for each period differs from the statutory rate primarily as a result of having a full valuation allowance maintained against the deferred tax assets. As of September 30, 2026 and December 31, 2025, the Company continued to have a full valuation allowance against its U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of its deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

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

16. Subsequent Events

Twin Vee Holdco Inc. (“PubCo”) was incorporated in the State of Texas on October 5, 2026 and is currently a wholly owned subsidiary of the Company. PubCo was formed to serve as the holding company in connection with the proposed business combination of Twin Vee and USFM. Through October 6, 2026, PubCo’s activities were limited to organization, preparation for the filing of a Form S-4 registration statement, and preparation for the proposed business combination. PubCo has not generated revenue.

On October 7, 2026, PubCo, Twin Vee, USFM, Twin Vee Merger Sub Inc. and USFM Merger Sub Inc. entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). Upon the closing of that agreement, Twin Vee Merger Sub Inc. will merge with and into Twin Vee, and USFM Merger Sub Inc. will merge with and into USFM, with Twin Vee and USFM surviving as wholly owned subsidiaries of PubCo. Closing is subject to stockholder approvals, effectiveness of PubCo’s registration statement on Form S-4, the pre-closing contingent value rights restructuring, and other closing conditions. These condensed consolidated financial statements do not give effect to the proposed mergers. See the Current Report on Form 8-K we filed with the SEC on October 8, 2026 for more information regarding the proposed mergers.

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

Management Matters

On October 8, 2026, the Company extended the consulting agreement of Michael P. Dickerson, the Company’s former Chief Financial and Administrative Officer, for a period of three months, until December 31, 2026 at a rate of $25,000 per month with three additional one-month extensions possible. Pursuant to the terms of such consulting agreement, Mr. Dickerson serves as our Interim Chief Financial Officer.

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

Our products are marketed under two brands: Twin Vee for our catamarans, or dual hull vessels, and Bahama Boats and Bimini for our “V”-hull boats. Consumers can use our boats for a wide range of recreational activities including fishing, diving and water skiing and commercial activities including transportation, eco tours, fishing and diving expeditions. We believe that the performance, quality and value of our boats position us to achieve our goal of increasing our market share and expanding the power-boat market. We currently primarily sell our boats through a network of 22 independent boat dealers across North America, the Caribbean and Central America who resell our boats to the end user Twin Vee customers. We continue efforts to recruit high-quality boat dealers to join our network and seek to establish new dealers and distributors domestically and internationally to distribute our boats as we grow our production and introduce new models. Our boats are currently outfitted with gas-powered outboard combustion engines. During 2024, Forza X1, Inc. (“Forza”), our then minority owned electric boat subsidiary, determined to cease production of electric boats, and on November 26, 2024, Forza was merged into Twin Vee Merger Sub, Inc., our wholly-owned subsidiary, and became a wholly owned subsidiary.

Revenue from the sale of our boats accounted for nearly 100% of our net revenue in the third quarter of 2026 and 2025. Our boats are manufactured in Fort Pierce, Florida. We believe our company has been an innovator in the recreational and commercial power boat industry. We currently have 11 Twin Vee models in production ranging in size from 22-foot to 40-foot, and 6 monohull Bahama models in or nearing production ranging in size from 31-foot to 41-foot, and three Bimini monohull models ranging in size from 21-foot to 29-foot.

During the quarter ended September 30, 2026, three individual dealers each represented over 10% of our total sales and together represented 77% of total sales. During the quarter ended September 30, 2025, four individual dealers each represented over 10% of our total sales and together represented 83% of total sales.

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date and we expect our expenses to increase in connection with our ongoing activities. These factors raise substantial doubt about our ability to continue as a going concern for one year after the condensed consolidated financial statements included in this Quarterly Report are issued.

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

Defective State of Nevada Reincorporation

On April 10, 2026, the Company purported to complete its reincorporation from the State of Delaware to the State of Nevada. On August 4, 2026, after discovering that the reincorporation was not approved by a sufficient vote of shares of the Company’s common stock, the Company filed Certificates of Correction (a) in the State of Nevada to revoke the previously filed Nevada Articles of Conversion/Exchange/Merger and Nevada Articles of Incorporation and (b) in the State of Delaware to revoke the previously filed Delaware Certificate of Conversion. Separately, the Company sought stockholder approval to ratify the articles of incorporation amendment, which were filed with the State of Nevada on April 30, 2026 with an effective date of May 4, 2026, to effect the reverse stock split referred to elsewhere in this Quarterly Report. In light of the defective corporate acts referred to above, the Company did not effectively reincorporate to Nevada.

As the Company previously disclosed in a Current Report on Form 8-K that it filed with the SEC on August 5, 2026, the Company purported to effect its reincorporation from the State of Delaware to the State of Nevada through, among other things, a Certificate of Conversion which was filed with the Secretary of State of the State of Delaware (the “DE Secretary of State”) on April 7, 2026. On September 8, 2026, following receipt of stockholder approval for the Ratification Proposal (as defined in the Proxy Statement), the Company filed with the DE Secretary of State a Certificate of Validation of Certificate of Amendment (the “Certificate”) to give effect to the Reverse Stock Split (as defined below). The Certificate was deemed to have become effective as of May 4, 2026 at 12:01 a.m., Eastern Time.

Officer Compensation

On August 21, 2026, the Compensation Committee of the Board of Directors (the “Committee”) of Twin Vee PowerCats Co. revised the base salary of Joseph Visconti, the Company’s Chief Executive Officer and President, to $250,000. Additionally, Mr. Visconti shall be eligible to receive a bonus payment of $150,000 upon the successful completion and closing of the Agreement and Plan of Merger with USFM Corporation dated July 12, 2026 as amended October 7, 2026. In the event the Merger Agreement is successful and closes, the Company shall pay this bonus within ten (10) days after closing.

Results of Operations and Financial Conditions

Comparison of the Three Months Ended September 30, 2026 and 2025.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
Net sales	$2,772,092	$3,428,977	$(656,885)	(19%)
Cost of products sold (excluding depreciation & amortization)	$3,149,430	$3,474,206	$(324,776)	(9%)
Gross loss	$(377,338)	$(45,229)	$(332,109)	(734%)
Operating expenses	$2,731,538	$2,731,466	$72	0%
Loss from operations	$(3,108,876)	$(2,776,695)	$(332,181)	(12%)
Other income	$95,824	$21,182	$74,642	352%
Net loss	$(3,013,052)	$(2,755,513)	$(257,539)	(9%)
Basic and dilutive loss per share of common stock	$(5.19)	$(45.57)	$40.35	89%
Weighted average number of shares of common stock outstanding	580,647	60,468

Net Sales and Cost of Sales

Our net sales decreased by $656,885, or 19%, to $2,772,092 for the three months ended September 30, 2026, from $3,428,977 for the three months ended September 30, 2025. This decrease was due primarily to market conditions of elevated interest rates and higher gas prices impacting consumer behavior and demand. During the third quarter of 2026, we sold 10 boats at an average selling price of approximately $277,000 per unit, compared to 31 units in the third quarter of 2025 with an average selling price of approximately $149,000. The increase in the average sales price is primarily due to a change in the product mix of boats sold, specifically, in the third quarter of 2025, 12 boats of 24 feet or less were sold versus in the third quarter of 2026 3 boats of 24 feet or less were sold.

Gross loss

Gross loss declined by $332,109 to a negative $377,338 for the three months ended September 30, 2026, from $45,229 for the three months ended September 30, 2025. Gross loss as a percentage of sales for the three months ended September 30, 2026 was -13.6% compared to -1.3% in the third quarter of 2025. The decline in gross profit of 14.9 percentage points, is primarily due to the unfavorable leverage effect of lower boat sales on fixed overhead costs.

Operating Expenses

During the three months ended September 30, 2026 and 2025, total operating expenses were $2,731,538 and $2,731,466. Significant declines in salaries and wages as well as a $360,151 impairment in the third quarter of 2025 were offset by an increase in legal and other expenses related to the proposed merger with USFM and the ratification of the defective Nevada reincorporation, May 2026 reverse stock split, and associated defective corporate acts.

Selling, general, and administrative expenses decreased by approximately 5%, or $33,630, to $617,098 for the three months ended September 30, 2026, compared to $650,728 for the three months ended September 30, 2025.

Salaries and wage related expenses decreased 59%, or $601,307, to $415,587 for the three months ended September 30, 2026, compared to $1,016,894 for the three months ended September 30, 2025. The decrease in salaries and wages is across the board, including salaries, director expenses, and benefits due to ongoing resource management, in addition, the conversion of our prior CFO to consultant status resulted in a reduction in salaries, bonus accruals as well as stock-based compensation expenses.

Professional fees increased by 511%, or $1,056,489, to $1,263,287 for the three months ended September 30, 2026, compared to $206,798 for the three months ended September 30, 2025, primarily due to legal and other expenses related to the proposed merger with USFM and the ratification of the defective Nevada reincorporation, May 2026 reverse stock split, and associated defective corporate acts.

Depreciation and amortization expense increased by 4%, or $15,741 to $435,566 for the three months ended September 30, 2026, as compared to $419,825 for the three months ended September 30, 2025. This increase is due to the capitalization of Ft. Pierce building expansion and the 5-axis C&C machine installed in late 2025.

Other income increased by $74,642 to $95,824 for the three months ended September 30, 2026, as compared to $21,182 for the three months ended September 30, 2025. This increase was due primarily to an increase in dividend and interest income from higher cash and cash equivalent balances, following the three equity sale transactions in the first quarter of 2026 and interest income related to the Company’s note receivable related to the building in North Carolina which the Company sold on October 31, 2025.

Net Loss

Net loss for the three months ended September 30, 2026 was $3,013,052, as compared to $2,755,513 for the three months ended September 30, 2025, an increase of $257,539 or 9%. The overall year-over-year increase in the reported loss for the period was primarily due to the reduction in gross margin and an increase in legal fees as described above, Basic and dilutive loss per share of common stock for the three months ended September 30, 2026, adjusted for the May 4, 2026 1 for 37 reverse stock split, was ($5.19), as compared to ($45.57) for the three months ended September 30, 2025, an improvement of 89%.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended
	September 30
	2026	2025	$ Change	% Change
Net sales	$9,865,172	$11,796,886	$(1,931,714)	(16%)
Cost of products sold (excluding depreciation & amortization)	$10,228,841	$10,650,948	$(422,107)	(4%)
Gross (loss) profit	$(363,669)	$1,145,938	$(1,509,607)	(132%)
Operating expenses	$7,902,678	$7,277,533	$625,145	9%
Loss from operations	$(8,266,347)	$(6,131,595)	$(2,134,752)	(35%)
Other income	$261,005	$111,771	$149,234	134%
Net loss	$(8,005,342)	$(6,019,824)	$(1,985,518)	(33%)
Basic and dilutive loss per share of common stock	$(17.66)	$(118.63)	$100.37	85%
Weighted average number of shares of common stock outstanding	453,249	50,743

Net Sales and Cost of Sales

Our net sales decreased by $1,931,714, or 16% to $9,865,172 for the nine months ended September 30, 2026 from $11,796,886 for the nine months ended September 30, 2025. This decrease was due primarily to market conditions of elevated interest rates and higher gas prices impacting consumer behavior and demand. We sold 47 and 78 boats during the first nine months of 2026 and 2025, respectively. The average unit price per boat was approximately $210,000 in the first nine months of 2026 compared to $151,000 in the first nine months of 2025. This increase is due primarily to the sale of a 35’, 37’ and 41’ Bahama’s in 2026 versus none in 2025.

Gross Profit (Loss)

Gross profits decreased by $1,509,607 or 132%, to a gross loss of $363,669 for the nine months ended September 30, 2026, from $1,145,938 gross profit for the nine months ended September 30, 2025. Gross profit as a percentage of sales, for the nine months ended September 30, 2026 and 2025, was -3.7% and 9.7% respectively. The decline in gross profit of 13.4 percentage points, is primarily due to an increase in labor related to the completion and re-launch of the new Bahama Boat line of boats at the Palm Beach International Boat Show and the unfavorable leverage effect of lower boat sales on fixed overhead costs.

During the second quarter of 2026, the Company recorded a non-cash impairment charge of approximately $699,710 related to capitalized software development costs. The software platform was developed and commercialized during 2025 with the expectation of generating future revenues through licensing, subscription arrangements, customer access fees, and other commercialization opportunities. Following commercialization, management actively pursued customer adoption, strategic partnerships, and other monetization initiatives. After evaluating market demand, expected future investment requirements, strategic priorities, and the absence of supportable future revenue opportunities, management determined during the second quarter of 2026 to discontinue commercialization efforts and abandon the software as a revenue-generating initiative. As a result, the Company concluded that the carrying value of the software was no longer recoverable and recorded a full impairment charge of approximately $699,710, representing the remaining net book value of the asset.

Operating Expenses

During the nine months ended September 30, 2026, operating expenses were $7,902,678 compared to $7,277,533 in the same period in 2025, an increase of $625,145 or 9%. The nine-month period ended September 30, 2026 and 2025 includes an impairment charge related to capitalized software of $699,711 and the North Carolina building of $360,151, respectively. Before giving effect to these impairment charges, operating expenses would have been down $285,585 compared to the comparable prior year period.

Selling, general, and administrative expenses increased by approximately 12%, or $223,202, to $2,077,755 for the nine months ended September 30, 2026, compared to $1,854,553 for the nine months ended September 30, 2025. The increase was driven by both property taxes and Delaware franchise taxes as well as approximately $168,000 of penalties assessed by the Internal Revenue Service related to section 6721 and 6722 for the tax year 2022. The Company is actively seeking to resolve this disagreement with the IRS.

Salaries and wage related expenses decreased 30%, or $914,889, to $2,124,070 for the nine months ended September 30, 2026, compared to $3,038,959 for the nine months ended September 30, 2025. The decrease in salaries and wages is across the board, including salaries, director expenses, and benefits due to ongoing resource management, in addition, the retirement of our prior CFO resulted in a reduction in salaries and bonus accruals. Included in salaries and wage related expenses for the nine months ended September 30, 2026 and 2025 was stock-based compensation expense of $166,034 and $179,493, respectively.

Professional fees increased by 201% or $1,096,014, to 1,639,330 for the nine months ended September 30, 2026, compared to $543,316 for the nine months ended September 30, 2025. This increase is primarily due to legal and other expenses related to the proposed merger with USFM and the ratification of the defective Nevada reincorporation, May 2026 reverse stock split, and associated defective corporate acts.

Depreciation and amortization expense increased by 6%, or $74,764, to $1,361,812 for the nine months ended September 30, 2026, as compared to $1,287,048 for the nine months ended September 30, 2025. This increase is due to the capitalization of Ft. Pierce building expansion and the 5-axis C&C machine installed in late 2025.

Other income increased by $149,234 to $261,005 for the nine months ended September 30, 2026, as compared to $111,771 for the nine months ended September 30, 2025. This increase was due primarily to an increase in dividend and interest income from higher cash and cash equivalent balances, following the three equity sale transactions in the first quarter of 2026 and interest income related to the Company’s note receivable on the former building in North Carolina.

Net Loss

Net loss for the nine months ended September 30, 2026 was $8,005,342, as compared to $6,019,824 for the nine months ended September 30, 2025, an increase of $1,985,518 or 33%. The overall year-over-year increase in the net loss for the period was primarily due to the reduction in gross margin, an increase in legal fees described above, and the write off of capitalized software of $699,710. Basic and dilutive loss per share of common stock for the nine months ended September 30, 2026, adjusted for the May 4, 2026 1 for 37 reverse stock split, was ($18.26), as compared to ($118.63) for the nine months ended September 30, 2025, an improvement of 85%.

Liquidity and Capital Resources

Going Concern

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the nine months ended September 30, 2026, we incurred a loss from operations of $8,266,347 and a net loss of $8,005,342. As of September 30, 2026, we had accumulated deficits of $42,005,570. To address these conditions:

●	We closed three equity offerings during the first quarter of 2026 totaling 468,862 shares of common stock for total net proceeds of $5,800,025.

●	As of September 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $1,828,616.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

A primary source of funds for the three and nine months ended September 30, 2026 was net cash received from our three follow-on equity offerings closed during the first quarter of 2026, and revenue generated from operations. Our primary use of cash was related to funding our operations including capital improvements, and development of the Bahama Boat lineup.

During the nine months ended September 30, 2026, the Company completed three equity offerings resulting in aggregate gross proceeds of $7,192,640 and aggregate net proceeds of $5,800,025, after deducting placement agent fees and expenses and the Company’s offering expenses.

In connection with these offerings, the Company issued as compensation to the placement agent warrants to purchase shares of its common stock. The warrants are exercisable immediately and are classified as equity instruments. As a result, the issuance of these warrants did not result in any remeasurement adjustments or impact to the Company’s statements of operations.

The Company intends to use the net proceeds from these offerings for working capital and general corporate purposes.

Selected Balance Sheet Information

The following table provides selected financial data about us as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
	2026	2025	Change	% Change
Cash and cash equivalents	$1,620,473	$1,431,578	$188,895	13.2%
Restricted cash	$208,143	$215,117	$(6,974)	(3.2%)
Current assets	$6,593,654	$4,897,217	$1,696,437	34.6%
Current liabilities	$4,390,843	$2,244,513	$2,146,330	95.6%
Working capital	$2,202,811	$2,652,704	$(449,893)	(17.0%)

As of September 30, 2026, we had $1,828,616 of cash, cash equivalents, and restricted cash, total current assets of $6,593,654 and total assets of $18,305,427. Our total liabilities were $6,876,899. Our total liabilities were comprised of current liabilities of $4,390,843, which included accounts payable and accrued liabilities of $2,708,380, lease liabilities of $485,677 and contract liability of $1,196,786. Long term liabilities were $2,486,056. As of December 31, 2025, we had $1,646,695 of cash, cash equivalents, and restricted cash, total current assets of $4,897,217 and total assets of $16,234,369. Our total current liabilities were $2,244,513 and total liabilities were $2,766,558.

The accumulated deficit was $42,005,570 as of September 30, 2026 compared to accumulated deficit of $34,000,228 as of December 31, 2025.

Our working capital decreased by $449,893 to $2,202,811 as of September 30, 2026, compared to $2,652,704 on December 31, 2025 primarily due to the three first quarter 2026 equity offerings totaling 468,863 shares, netting approximately $5,800,025 after fees and expenses, partially offset by continued operating losses incurred in the period.

Cash Flow

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
Cash used in operating activities	$(5,203,057)	$(5,129,964)	$(73,093)	(1%)
Cash used in investing activities	$(399,763)	$(1,950,362)	$1,550,599	80%
Cash provided by financing activities	$5,784,741	$2,293,774	$3,490,967	152%

Cash Flow from Operating Activities

For the nine months ended September 30, 2026 net cash used in operating activities was $5,203,057, compared to $5,129,964 during the nine months ended September 30, 2025. The use of cash in operating activities for the nine months ended September 30, 2026 was due primarily to a $8,266,347 operating loss adjusted for non-cash depreciation and amortization of $1,361,812, stock-based compensation of $166,034, and asset impairment losses of $699,711.

Cash Flow from Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was $399,763, due to investments in property, plant and equipment, primarily related to contingent consideration capitalized as Bahama Boat Works boat hulls. This compares to use of cash in investing activities of $1,950,362 in the nine months ended September 30, 2025 resulting from purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was approximately $5,784,741 due primarily to the three first quarter 2026 equity offerings totaling 468,863 shares, netting approximately $5,800,025 after fees and expenses. For the nine months ended September 30, 2025, net cash used in financing activities was approximately $2,293,774.

USFM Merger Impact to Our Liquidity

As described in note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company entered into the A&R Merger Agreement on October 7, 2026, which sets forth the terms associated with the USFM Merger. Among other things, pursuant to the USFM Merger Agreement, the Company must consummate the Pre-Closing CVR Restructuring, pursuant to which the Company must to transfer all of the Company Assets and Liabilities (which includes all of the Company’s cash in excess of $700,000) to Assetco. This amount of retained cash was reduced from $1,500,000 in the initial USFM merger agreement entered into on July 12, 2026.

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

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, related to not yet having retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures over internal controls.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses, due to inadequate staffing levels. We have retained a full-time controller and have retained the services of our former Chief Financial & Administrative Officer and SEC reporting consultant, Michael P. Dickerson, to be our Interim Chief Financial Officer. We have also implemented a robust operating system and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2026, controls and procedures have been implemented to remediate the material weakness, however testing of controls continues.

Changes in Internal Control over Financial Reporting

Other than as set forth in this paragraph, there have been no changes in internal control over financial reporting during the three and nine months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our control over financial reporting.

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

For the year ended December 31, 2025, we incurred a loss from operations of $8,781,299 and a net loss of $8,607,273. For the nine months ended September 30, 2026, we incurred a loss from operations of $8,266,347 and a net loss of $8,005,342. As of September 30, 2026, we had accumulated deficits of $42,005,570. To address these conditions:

●	We closed three equity offerings during the first quarter totaling 468,862 shares of common stock for a total net proceeds of $5,800,025.

●	As of September 30, 2026, we maintain a cash, cash equivalents and restricted cash balance of $1,828,616.

●	During the fourth quarter of 2025, we completed the sale of our Marion, North Carolina facility, generating $500,000 in cash in the fourth quarter of 2025, and expected cash payments of $500,000 in 2026 and $3,250,000 in 2027, plus interest at 5%.

●	Management continues to implement cost controls, operational improvements, and revenue initiatives to further strengthen our financial position.

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

As of September 30, 2026, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

In light of the Company’s defective reincorporation from the State of Delaware to the State of Nevada, we sought and received stockholder approval to ratify the 1-for-37 reverse stock split purportedly effectuated under Nevada law. The defective reincorporation and the associated ratification (and any failure of the stockholders to approve such ratification) exposes the Company to risk of litigation and regulatory actions, any of which may have a material adverse impact on the Company’s business, financial condition and results of operation, and may impact the Company’s ability to consummate the USFM Merger.

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

Following our stockholders approval of the ratification referred to above at the special meeting of stockholders held on September 8, 2026, the Company filed a Certificate of Validation with the DE Secretary of State (the “DE Certificate of Validation”) promptly following receipt of such stockholder approval, which will include an amendment to the Company’s Delaware certificate of incorporation reflecting the Reverse Stock Split, effective as of 12:01 am ET on May 4, 2026. The ratification of the Reverse Stock Split would remove uncertainty regarding the validity of the Reverse Stock Split and confirm the effectiveness of the Reverse Stock Split in the State of Delaware, effective as of 12:01 am ET on May 4, 2026.

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

Furthermore, in accordance with Section 204, on August 4, 2026, our Board of Directors ratified the Reverse Stock Split and approved (a) the submission to the stockholders of the Company a proposal for ratification and approval of the Reverse Stock Split; and (b) the filing with the DE Secretary of State of the DE Certificate of Validation following stockholder approval (which was received on September 8, 2026). On August 17, 2026, the Company filed with the SEC a definitive proxy statement related to the special meeting of stockholders that was called for purposes of, among other things, stockholder approval of the ratification of the Reverse Stock Split. Such special meeting was held on September 8, 2026, at which time, the Company’s stockholders approved the ratification and approval of the Reverse Stock Split referred to above. Please review the definitive proxy statement and the other documents that the Company has filed with the SEC for more information regarding the defective reincorporation and Reverse Stock Split.

Although we believe we have fully complied with the procedures and requirements of Section 204 as of the date of this Quarterly Report on Form 10-Q, there can be no assurance that (a) there will be no claims that the Reverse Stock Split, the NV Charter Amendment, the NV Articles, the NV Conversion Filing, the DE Conversion Filing, the Certificates of Correction, the purported reincorporation of the Company in Nevada, and/or all subsequent or related defective or noncompliant corporate acts (including the Reverse Stock Split) are void or voidable due to the failures to comply with applicable law, (b) the Delaware Court of Chancery will not declare in its discretion that the ratification pursuant to Section 204 is not effective or is effective only on certain conditions, or (c) the Company and its officers and directors will not face other claims or liabilities related to any of the foregoing matters or, if asserted, such claims will not be successful. Under Section 204, claims opposing the ratification of a defective corporate act must be brought within 120 days after the filing of the applicable Certificate of Validation. If the ratification pursuant to Section 204 is ultimately not effective, then the Reverse Stock Split would be invalid and the Company and its officers and directors could have liability to holders of our common stock, the Nasdaq Stock Market, other regulators, and other third parties related to the Reverse Stock Split, the invalid Nevada reincorporation, and/or any of the aforementioned matters. The outcome of any such claims or regulatory actions is impossible to predict, however, any such claims or actions would likely have a material and adverse impact on the Company and its business, financial condition, and results of operation and any such claims or actions would significantly divert attention of the Company’s management.

In addition, if the ratification referred to above is challenged or invalidated by the Delaware Court of Chancery, the ratification of the Reverse Stock Split will not become effective in accordance with Section 204, which provides for a non-exclusive method to ratify an act or transaction. The DGCL specifically states that compliance with Section 204 is not the exclusive means of ratifying any transaction or act. Any successful challenge to the ratification may leave us exposed to potential claims that (i) the Reverse Stock Split did not receive requisite stockholder approval, (ii) the Reverse Stock Split therefore was not validly adopted, (iii) as a result, the Company’s outstanding stock should revert to the pre-split share numbers, (iv) issuances of common stock or warrants, options, or other equity grants subsequent to the Reverse Stock Split may not be valid, and (v) we would not be able to validate our total outstanding shares of common stock in connection with any strategic transaction that our Board of Directors may determine is advisable, including, without limitation, the sale of the Company pursuant to the USFM Merger Agreement, any other business combination, merger or reverse merger, or a license or other disposition of corporate assets of the Company, or in connection with potential future transactions, including, without limitation, capital-raising transactions, exchanges of outstanding warrants, options, or other derivative securities, and other strategic transactions. Any inability to issue common stock in the future and any invalidity of past issuances of common stock could expose us to significant claims and have a material adverse effect on our operations and liquidity, which could result in material business interruptions and our filing for bankruptcy or an involuntary petition for bankruptcy being filed against us. Among other things, the Company avoided having its shares delisted from Nasdaq, in part, based on assertions the Company made to Nasdaq that it had legally consummated a reverse stock split. Furthermore, we face claims from USFM that the Company has breached its representations and other obligations under the USFM Merger Agreement. Any such claims could have a material adverse effect on our financial condition and results of operations.

Risks Related to the USFM Merger

Failure to complete, or delays in completing, the pending USFM Merger could materially and adversely affect the Company’s results of operations, business, financial results, and/or stock price.

On October 7, 2026, the Company, USFM, Twin Vee Holdco Inc., a Texas corporation and a wholly owned subsidiary of the Company (“Pubco”), Twin Vee Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Pubco (“Merger Sub I”), and USFM Merger Sub Inc., a Colorado corporation and wholly-owned subsidiary of Pubco (“Merger Sub II”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the A&R Merger Agreement, (a) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving corporation in the First Merger (the “Surviving Company”) as a wholly owned subsidiary of Pubco and (b) Merger Sub II will merge with and into USFM (the “Second Merger” and, together with the First Merger, the “Mergers”), with USFM continuing as the surviving corporation in the Second Merger (the “Surviving Corporation”) as a wholly owned subsidiary of Pubco. The A&R Merger Agreement amends and restates that certain Agreement and Plan of Merger, dated as of July 12, 2026, by and among the Company, USFM, and USFM Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of USFM. Consummation of the Mergers is subject to certain closing conditions, a number of which are not within the Company’s control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the Mergers. The Company cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that it will be able to successfully consummate the Mergers as currently contemplated under the A&R Merger Agreement or at all.

The Company’s efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. This uncertainty has been compounded due to the Section 204 defective corporate act ratification and defective Nevada reincorporation matter described more fully elsewhere in this Quarterly Report. Uncertainty as to whether the Mergers will be completed in a timely manner or at all may affect the Company’s ability to retain and motivate existing employees. Uncertainty as to whether the Mergers will be completed in a timely manner or at all could adversely affect the Company’s business and its relationship with dealers, financing sources, suppliers, vendors, regulators, and other business partners. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the A&R Merger Agreement.

If the conditions to the Mergers are not satisfied or waived, the Mergers may not occur.

Even if the Mergers are approved by the stockholders of the Company and USFM, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Mergers. These conditions are set forth in the A&R Merger Agreement and described further in note 15 “Subsequent Events” to the condensed consolidated financial statements set forth elsewhere in this Quarterly Report on Form 10-Q, in a Current Report on Form 8-K that we filed on October 8, 2026, and in other documents the Company, Pubco and USFM has filed and will file with the SEC (including a registration statement on Form S-4 to be filed by Pubco). The Company cannot assure you that all of the conditions to the consummation of the Mergers will be satisfied or waived. If the conditions are not satisfied or waived, the Mergers may not occur or the closing may be delayed. Furthermore, unless such breaches of the A&R Merger Agreement are waived by USFM, USFM may have claims against the Company for breach of its representations and other obligations set forth in the A&R Merger Agreement resulting from the defective corporate acts referred to above.

The Company and USFM Corporation may mutually agree to waive the condition to the Mergers requiring approval for listing of Pubco’s common stock on NYSE American or another national securities exchange, and if such condition is waived, Pubco’s stock may not be listed on NYSE American or another national securities exchange following completion of the Mergers.

Pursuant to the A&R Merger Agreement, each of the Company’s and USFM’s obligation to complete the Mergers is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of Pubco common stock to be issued to the Company’s stockholders in the First Merger have been approved for listing on NYSE American or certain other national securities exchanges as of the closing of the First Merger. In the event that the shares of Pubco’s common stock to be issued in the First Merger are not approved for listing on NYSE American or such other national securities exchange, it is possible that the Company and USFM may mutually agree to waive the applicable condition and nonetheless proceed with completing the First Merger. If such condition is waived, neither the Company nor USFM will recirculate an updated proxy statement/prospectus, nor will it solicit a new vote of the Company’s stockholders prior to proceeding with the First Merger. If the Company proceeds with the First Merger in these circumstances, the Pubco stock issued to the Company’s stockholders may not be listed on NYSE American, Nasdaq, or any other national securities exchange.

If the Pubco stock is not listed on NYSE American or another national securities exchange following completion of the USFM Merger, trading of the shares of Pubco capital stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the Pubco common stock; decreases in institutional and other investor demand for such shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the Pubco common stock. Also, it may be difficult for Pubco to raise additional capital if the Pubco common stock is not listed on a major securities exchange. The occurrence of any of these events could result in a further decline in the market price of the Pubco common stock and could have a material adverse effect on Pubco and the trading price of the shares of Pubco issued to the Company’s stockholders upon consummation of the First Merger.

The exchange ratio for the First Merger will not change or otherwise be adjusted based on the market price of the Company’s common stock.

The Company’s stockholders are entitled to receive a fixed 7% of the issued and outstanding Pubco common stock immediately following the Second Effective Time (calculated on a fully diluted basis). Any changes in the market price of the Company’s common stock before the completion of the First Merger will not affect the number of shares Pubco common stock that the Company’s stockholders will be entitled to receive pursuant to the A&R Merger Agreement. The A&R Merger Agreement does not include a price-based termination right. Therefore, the value of the Pubco common stock issued to the Company’s stockholders will fluctuate, possibly materially, based on market conditions.

The issuance of Pubco common stock to the Company’s stockholders pursuant to the A&R Merger Agreement must be approved by the Company’s stockholders, and the A&R Merger Agreement and transactions contemplated thereby must be approved by both the Company’s and USFM’s stockholders. Failure to obtain these approvals would prevent the closing of the Mergers.

Before the Mergers can be completed, the USFM stockholders must approve, among other things, the A&R Merger Agreement, and the Company’s stockholders must adopt the A&R Merger Agreement and approve the First Merger, the issuance of the Pubco shares, and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Mergers. Any delay in completing the Mergers may materially adversely affect the timing and benefits that are expected to be achieved from the Mergers.

The Mergers may be completed even though a material adverse effect may result from the announcement of the Mergers, industry-wide changes or other causes.

In general, neither USFM nor the Company is obligated to complete the Mergers if there is a material adverse effect affecting the other party between October 7, 2026, the date of the A&R Merger Agreement, and the closing of the Mergers. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the Mergers, natural disasters, pandemics, other force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect USFM, Pubco, or the Company, the other parties would still be obliged to consummate the closing of the Mergers notwithstanding such material adverse effect. If any such adverse effects occur and the parties consummate the closing of the Mergers, the Pubco stock price may suffer. This in turn may reduce the value of the Mergers to the stockholders of USFM, the Company or both.

If the Mergers are not completed, the Company’s stock price may decline significantly.

The market price of the Company’s common stock is subject to significant fluctuations. The market price of the Company’s common stock will likely be volatile based on whether stockholders and other investors believe that the Company can complete the Mergers or otherwise raise additional capital to support the Company’s operations if the Mergers are not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of the Company’s common stock has been and may be exacerbated by low trading volume and public announcement of the defective Nevada reincorporation and related matters. Additional factors that may cause the market price of the Company’s common stock to fluctuate include:

●  the entry into, or termination of, key agreements;

● announcements by commercial partners or competitors of new products, significant contracts, commercial relationships or capital commitments;

● the loss of key employees;

● future sales of the Company’s common stock;

● general and industry-specific economic conditions that may affect the Company’s operating expenses; and

● period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Such litigation or other disputes may arise in connection with the Mergers and/or the defective Nevada reincorporation described more fully elsewhere in this Quarterly Report.

Pubco may need to raise additional capital by issuing equity securities or debt, which may cause significant dilution to the interests of its stockholders, including the Company’s stockholders following the consummation of the Mergers, or restrict Pubco’s operations.

Additional financing may not be available to Pubco when it is needed or may not be available on favorable terms. To the extent that Pubco raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of Pubco, including the Company’s pre-closing securityholders and USFM’s pre-closing securityholders. It is also possible that the terms of any new equity securities may have preferences over Pubco’s common stock. Any debt securities Pubco issues or credit agreements Pubco may enter into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of Pubco’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. The Company’s stockholders will have no veto rights with respect to any such future debt or equity issuances by Pubco.

In addition, as a result of Pubco’s assumption of the Company’s outstanding warrants and other Company Convertible Securities (as defined in the A&R Merger Agreement) in connection with the Mergers, Pubco will be obligated to issue additional shares of Pubco common stock upon exercise of any such warrants or Company Convertible Securities. Such warrants and other Company Convertible Securities assumed by Pubco will result in further dilution to all securityholders of Pubco.

Some of the Company’s and USFM’s directors and executive officers have interests in the Mergers that are different from yours.

Directors and executive officers of the Company and USFM have interests in the Mergers that are different from, or in addition to, the interests of other the Company’s stockholders generally. These interests with respect to the Company’s directors and executive officers may include, among others, USFM and Twin Vee stock ownership, retention bonus payments, severance payments if employment is terminated in a qualifying termination in connection with the Mergers and rights to continued indemnification, expense advancement and insurance coverage. The Registration Statement on Form S-4 which Pubco will file in connection with the Mergers, and other documents that the Company, Pubco and USFM file with the SEC from time to time, will describe these interests of the Company’s officers and directors in detail. Please review such filings for more information.

Further, certain current members of the Company’s Board of Directors may continue as directors of USFM Corporation after the closing of the Mergers and may be eligible to be compensated as non-employee directors of Pubco pursuant to Pubco’s non-employee director compensation policy that is expected to be in place following the closing of the Mergers.

The Company’s Board of Directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the A&R Merger Agreement, approve the Mergers, and recommend the approval of the A&R Merger Agreement to the Company’s stockholders.

Pubco’s stockholders, including the Company’s stockholders following the Mergers, may not realize benefits from the Mergers commensurate with the ownership dilution they will experience in connection with the Mergers.

If Pubco is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, USFM’s and the Company’s pre-closing stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent Pubco is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

Pubco’s stockholders, including the Company’s stockholders following the Mergers, will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, Pubco following the completion of the Mergers as compared to their current ownership and voting interests in the respective companies.

After the completion of the Mergers, the Company’s current shareholders will own a substantially smaller percentage of Pubco than their ownership of the Company prior to the Second Merger. Immediately after the Second Merger, the Company’s stockholders as of immediately prior to the First Merger will own 7% of the outstanding shares of capital stock of Pubco (on a fully-diluted basis), and former holders of USFM’s securities will own 83% of the outstanding shares of capital stock Pubco (on a fully-diluted basis) following the Second Merger. This reduced ownership interest will make it more difficult for significant Company stockholders to approve matters that are submitted to the stockholders of Pubco for approval.

Certain provisions of the A&R Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the A&R Merger Agreement.

While the A&R Merger Agreement is in effect, the Company is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, one stockholder of the Company entered into a support agreement pursuant to the terms of the A&R Merger Agreement, as an inducement to USFM’s willingness to enter into the A&R Merger Agreement, by which such stockholder agreed to vote all of its shares of the Company’s capital stock in favor of the A&R Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. Pursuant to the terms of the A&R Merger Agreement, the Company is obligated to pay a termination fee in the amount of $800,000 in the event the A&R Merger Agreement is terminated in connection with the Company’s approval of a competing offer. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the A&R Merger Agreement.

Because the lack of a public market for Pubco and USFM common stock makes it difficult to evaluate the fair market value of Pubco’s capital stock, the value of Pubco common stock to be issued to the Company’s stockholders may be more or less than the fair market value of the Company’s common stock.

The outstanding capital stock of Pubco is currently not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Pubco’s capital stock. Because the percentage of Pubco’s equity to be issued to the Company’s stockholders was determined based on negotiations between the parties, it is possible that the value of the Pubco common stock to be issued to the Company’s stockholders will be more or less than the fair market value of the Company’s capital stock.

Lawsuits may be filed against Pubco, USFM, the Company, or any of the members of their respective boards of directors or officers arising out of the Mergers, which may delay or prevent the Mergers.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Pubco, the Pubco Board of Directors, USFM Corporation, the USFM Corporation Board of Directors, the Company, the Company’s Board of Directors and others in connection with the transactions contemplated by the A&R Merger Agreement. The outcome of litigation is uncertain, and Pubco, USFM Corporation or the Company may not be successful in defending against any such future claims. Lawsuits that may be filed against Pubco, the Pubco Board of Directors, USFM Corporation, the USFM Corporation Board of Directors, the Company, or the Company’s Board of Directors could delay or prevent the Mergers, divert the attention of USFM Corporation’s and the Company’s management and employees from their day-to-day business and otherwise adversely affect USFM Corporation and the Company financially.

Pubco has never paid and does not intend to pay any cash dividends in the foreseeable future.

Pubco has never paid cash dividends on any of its capital stock. Pubco does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future. No assurances can be provided regarding when, if ever, the shares of Pubco common stock issued to the Company’s stockholders in the First Merger will yield any dividends.

If the Company does not successfully consummate the Mergers or another strategic transaction, the Company’s Board of Directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to the Company’s stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which the Company can give you no assurance.

There can be no assurance that the Mergers will be completed. If the Mergers are not completed, the Company’s Board of Directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to the Company’s stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as the Company funds its operations while pursuing the Mergers and ratification of the defective corporate acts referred to elsewhere in this Quarterly Report. In addition, if the Company’s Board of Directors were to approve and recommend, and the Company’s stockholders were to approve, a dissolution and liquidation of the Company, the Company would be required under applicable law to pay the Company’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. The Company’s commitments and contingent liabilities may include obligations under the Company’s employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the Company, litigation against the Company, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of the Company’s assets would need to be reserved pending the resolution of such obligations.

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

Pubco’s stockholders, including the Company’s stockholders following the Mergers, will not have any right to make damage claims against Pubco, USFM Corporation or the Company for the breach of any representation, warranty or covenant made by the Company in the A&R Merger Agreement following the consummation of the Mergers, subject to limited exceptions.

The A&R Merger Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the closing of the Mergers, with limited exceptions. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the A&R Merger Agreement after the closing of the Mergers, with limited exceptions. As a result, the parties to the A&R Merger Agreement and its stockholders will have no remedy available to them if the Mergers are consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Pubco, USFM Corporation or the Company at the time of the Mergers.

Additionally, USFM Corporation cannot assure you that the due diligence conducted in relation to the Company has identified all material issues or risks associated with the Company, its business or the industry in which it competes. Furthermore, USFM Corporation cannot assure you that factors outside of its or the Company’s control will not later arise, or that any previously identified risks will not materialize in a manner inconsistent with the preliminary analysis. As a result of these factors, following the closing of the Mergers, Pubco may be exposed to liabilities and incur additional costs and expenses and it may be forced to later write-down or write off assets, restructure its operations, or incur impairment or other charges. If any such actions were to occur, the value of the Pubco common stock issued to the Company’s stockholders pursuant to the A&R Merger Agreement may decrease, perhaps substantially. Pubco and its stockholders have no indemnification rights against the Company or its stockholders under the A&R Merger Agreement. Accordingly, stockholders of Pubco (including Company stockholders who receive shares of Pubco common stock at closing of the Mergers) could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by Pubco’s, USFM Corporation’s or the Company’s directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Mergers contained an actionable material misstatement or material omission.

The Company’s stockholders potentially may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The A&R Merger Agreement contemplates that, prior to the closing of the Mergers, the Company, Assetco and the Trust will consummate the Pre-Closing CVR Restructuring. As part of the Pre-Closing CVR Restructuring, the Company will cause the distribution of contingent value rights interests (“CVRs”) from the Company to the Company’s pre-closing stockholders. Each CVR holder is entitled to certain rights to receive a pro rata portion of the proceeds, if any, received as a result of the disposition of the Company Assets and Liabilities (as such term is defined in the A&R Merger Agreement). Such proceeds will be subject to certain permitted deductions. The right of the Company’s pre-closing stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such Company Assets and Liabilities.

The Trust and Assetco may not be able to achieve successful results from the disposition of such Company Assets and Liabilities as described above. If this is not achieved for any reason, no payments will be made under the CVRs.

The tax treatment of the CVRs is uncertain.

USFM Corporation and the Company intend that, for U.S. federal income tax purposes (and, to the extent permitted, for applicable state and local income tax purposes), the Assetco Contribution (as defined in the A&R Merger Agreement) be treated as an exchange of the Company Assets and Liabilities for Assetco stock described in Section 1001 of the Internal Revenue Code and the CVR Interests Distribution (as defined in the USFM Merger Agreement) be treated as a distribution of property described in Section 301 of the Code. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to the Company’s capital stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

The Company’s stockholders potentially may not receive any value from the Pubco common stock issued to them upon consummation of the Mergers.

The sole consideration offered to the Company’s stockholders upon consummation of the First Merger consists of shares of Pubco common stock and the contingent value rights interests to be issued to Company stockholders in connection with the Pre-Closing CVR Restructuring. The value of such Pubco common stock could decrease, possibly materially, following closing of the Mergers. The Pubco common stock may not have a liquid trading market and it may be difficult for pre-closing Company stockholders to sell shares of Pubco common stock received by them pursuant to the A&R Merger Agreement at the time or at the price desired by such Company stockholders. Pubco will be subject to various risk factors which are in addition to those stated in this Quarterly Report. It is possible that Company stockholders will receive no cash value whatsoever with respect to the shares of Pubco common stock issued to Company stockholders at the closing of the Mergers (or the CVRs issued as part of the Pre-Closing CVR Restructuring), which would result in a complete loss on such Company stockholders initial investment in the Company. Please carefully review the Pubco registration statement on Form S-4 when it is filed, together with all other documents filed by Pubco, the Company and USFM Corporation with the SEC, before making any investment decision regarding Pubco’s, the Company’s or USFM Corporation’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

We did not sell any equity securities during the three months ended September 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(c)	Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Changes to Procedures for Recommending Nominees to the Board of Directors

None.

(c) Insider Trading Arrangements

During the three and nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of July 12, 2026 by and among the Acquiror, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on July 13, 2026)
2.2	Amended and Restated Agreement and Plan of Merger dated as of October 7, 2026 by and among the Acquiror, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on October 8, 2026)
3.1	Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 7, 2021 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021).
3.2	Certificate of Validation of Certificate of Amendment filed with the Secretary of State of the State of Delaware on September 8, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-40623, filed with the Securities and Exchange Commission on September 9, 2026)
3.3	Bylaws (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1, File No. 333-255134, filed with the Securities and Exchange Commission on April 8, 2021).
3.4	Amendment to Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, File No. File No. 001-40623, filed with the SEC on August 5, 2026).
10.1	Consulting Agreement, by and between Michael P. Dickerson and/or Dickerson Financial Services, LLC, dated February 25, 2026, as amended by the First Amendment to Consulting Agreement dated July 11, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. File No. 001-40623, filed with the Securities and Exchange Commission on July 13, 2026), and the Second Amendment to Consulting Agreement dated effective as of October 1, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. File No. 001-40623, filed with the Securities and Exchange Commission on October 8, 2026)
31.1*	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed or furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN VEE POWERCATS CO.

Date: November 5, 2026	By:	/s/ Joseph C. Visconti
Joseph C. Visconti
Chairman, Chief Executive Officer and President
(Principal Executive Officer)